Form 10-K
period 1993-12-31
BETZ LABORATORIES INC
filed 1994-03-25
CIK 11884

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549




[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934        -----------------------------------------


For the fiscal year ended        December 31, 1993
                         -------------------------------------------------



[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number           0-2085
                      ----------------------------------------------------

                             BETZ LABORATORIES, INC.
- - --------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                       23-1503731
- - -----------------------------------            ---------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

4636 Somerton Road, Trevose, PA                          19053
- - ----------------------------------------       ---------------------------
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code    (215) 355-3300

     Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
    Title of each class                       on which registered
    -------------------                       -----------------------
      Common Stock                            NEW YORK STOCK EXCHANGE
    -------------------                       -----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Registrant's voting common stock (Par value $.10) held by non-affiliates of Registrant as of February 11, 1994:

                              $1,386,178,748
                              --------------

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 11, 1994:


                          28,138,835 Common Shares
                          ------------------------


                DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement for use in conjunction with Registrant's 1994 Annual Meeting of Shareholders and Registrant's 1993 Annual Report are incorporated into Parts II and III hereof.







                                  PART 1

                             ITEM 1 - BUSINESS


GENERAL

          Betz Laboratories, Inc. and its subsidiaries ("Registrant"), is engaged in the engineered chemical treatment of water, wastewater and process systems operating in a wide variety of industrial and commercial applications, with particular emphasis on the chemical, petroleum refining, paper, automotive, electrical utility and steel industries. Registrant produces and markets a wide range of specialty chemical products, including the technical and laboratory services necessary to utilize these products effectively. Chemical treatment programs are developed and marketed for use in boilers, cooling systems, heat exchangers, paper and process streams and both influent and effluent systems. Registrant monitors changing water, process and plant operating conditions so as to prescribe the appropriate treatment programs to solve problems such as corrosion, scale, deposit formation and a variety of process problems.

          Registrant has thirteen (13) production plants in the United States and eight (8) in foreign countries. Operations are conducted primarily in the United States and Canada, and also in Europe, Southeast Asia and the Caribbean area. Registrant employs approximately 4,115 people worldwide.

MARKETING

          During 1993, the Registrant undertook a reorganization of its marketing strategies on a global basis. Pursuant to this globalization initiative, Registrant's foreign paper and refinery process sales and marketing organizations will report to Registrant's domestic operations along technology lines. This should result in faster overseas growth, where Registrant presently has a very small market share.

         Domestically, Registrant continued to organize into separate marketing units along technology lines in order to be more responsive to customer needs. As part of this strategy, Registrant has further decentralized into nine autonomous domestic marketing units, four of which are wholly-owned subsidiaries and five of which are groups or divisions of the Registrant.
Each unit operates as a separate profit center with its own sales staff and specific programs for the market it serves.

          Effective January 1, 1994, Betz Industrial was decentralized into four separate operating units: the Refining and Chemical Division; the Pulp and Paper Division; the Power Industry Division; and the Manufacturing Industries Division. These four divisions along with Betz Entec, Inc. became the Betz Water Management Group which markets all of Registrant's water treatment programs to customers within the United States. Betz Water Management Group, which accounted for approximately 50.1% of Registrant's 1993 sales, will continue to provide specialty chemicals and value added treatment programs to basic domestic industries, such as petroleum, refining, chemical, paper, electric utility and food processing industries.




          Betz Entec, Inc., a subsidiary, specializes in the treatment of boilers, cooling systems, air conditioning systems and wastewater for mid-sized industrial plants, hospitals, government buildings, institutions and commercial facilities. Its customized treatment programs are designed to control scale, corrosion and microbiological growth. As an adjunct to the sale of its specialty chemical products, Betz Entec, Inc. markets laboratory reagents and chemical test kits for use in analyzing water.

          Betz Process Chemicals, Inc., a subsidiary, develops specific products used in process streams in the refining, petrochemical and steel industries. These products are "process-side" treatments as compared to "water-side" treatments and are formulated to reduce production inefficiencies in large industrial plants. This technology is applied in many ways including controlling corrosion with effective inhibitors and controlling fouling in heat exchangers through trace metal deactivation, polymer retardants and oxidation control.

          A related market is served by Betz Energy Chemicals, Inc. This subsidiary serves the oil production markets by providing products and programs used in extracting crude oil from deposits in the earth.

          The pulp and paper industry is served by another subsidiary, Betz PaperChem, Inc. It formulates custom engineered programs for the process related problems associated with paper production. As a consumer of large amounts of water in the production process, the pulp and paper industry's efforts to reuse water and conserve energy have increased the need for water treatment chemicals. Recirculating water systems build up organic and inorganic deposits which must be controlled. Deposition, corrosion, pulp bleaching, foam control, de-inking and felt conditioning are other problems associated with pulp and paper production that are treated by Betz PaperChem, Inc.'s products and programs.

          The Betz MetChem Division serves steel, aluminum and plastic producers, and the related automotive, machinery, appliances, fabricated parts and coil industries. Its products and treatment programs are designed to increase productivity, improve quality and reduce overall operating expenses through specific process chemicals aimed at the respective markets.

          Technical specialists working in each of the Registrant's nine marketing units assist in the development of engineered programs to meet a customer's needs. Such programs are custom designed to conserve energy, minimize corrosion and deposits, control microbiological fouling, reduce waste generation, improve process efficiency or any combination of the above, depending on the customer's requirements. Technical specialists also train customer operating personnel in the controlling, testing and chemical feeding required in applying Registrant's treatment programs. Since plant operating conditions and intake water characteristics do not remain static, the technical specialists make regular, scheduled plant follow-up visits to monitor the treatment program results and help customer operating personnel.

          To ensure treatment effectiveness, Registrant may also provide additional technical services from its mobile water treatment TravelLabs (registered trademark) which conduct tests on customer water systems.
In the United States and other countries, Registrant has approximately 1,495 Regional Managers, District Managers and technical specialists selling and servicing its chemical products.

          Registrant's worldwide sales of specialty chemicals and the above related products during 1993 amounted to $684,872,000, as compared to $706,972,000 in 1992 and $665,565,000 in 1991, and in each case constituted
100% of Registrant's consolidated net sales. Consolidated net earnings for 1993 were $65,520,000, as compared to $82,047,000 in 1992 and $75,524,000 in 1991.


INTERNATIONAL OPERATIONS

          Registrant's international activities are conducted through foreign subsidiaries operating in fourteen foreign locations. Betz International, Inc., a wholly-owned domestic subsidiary of Registrant, manages Registrant's U.S. based international sales effort and holds substantially all of the stock in Registrant's Singapore, Australian, Korean and Venezuelan subsidiaries. Betz International markets to customers outside of the U.S., Canada, and Europe which are located primarily in the Caribbean, Central America, South America, Saudi Arabia, India, Korea, Singapore, Malaysia, Indonesia, Thailand, Australia and New Zealand. Betz Europe, Inc., a wholly-owned domestic subsidiary of Registrant, holds directly or indirectly all of the stock in Registrant's Belgian, Austrian, German, Finnish, Swedish, French, Italian and United Kingdom subsidiaries. Registrant's Canadian subsidiary, Betz Inc., operates independently of Betz International and Betz Europe.

          Although Registrant does not believe that its foreign operations are presently subject to a materially greater risk than its domestic operations, Registrant's foreign operations may at any time be adversely affected by conditions outside its control including economic and political conditions. See Notes 1, 2 and 4 to Consolidated Financial Statements for certain additional information pertaining to foreign operations.

          The range of products sold by Registrant to customers located outside of the United States is substantially similar to, although not as broad in scope as, those sold in the United States. Products and services sold to foreign markets during 1993 accounted for approximately $153,592,000 or 22.4% of Registrant's consolidated net sales as compared to $160,484,000 (22.7%) in 1992 and $142,042,000 (21.3%) in 1991. Of these amounts, direct exports by Betz International from the United States to foreign markets accounted for approximately $11,981,000 or 1.7% of Registrant's consolidated net sales in 1993, as compared to $10,913,000 (1.5%) in 1992 and $9,989,000 (1.5%) in 1991.

          Excluding products and services exported directly by Betz International, sales for 1993 by foreign subsidiaries were approximately $141,611,000 or 20.7% of the Registrant's consolidated net sales. Foreign subsidiary sales in 1992 and 1991, and their percentage of Registrant's consolidated net sales were $149,571,000 (21.2%) and $132,053,000 (19.8%)
respectively. Of these amounts, sales by Registrant's Canadian subsidiary amounted to $36,171,000 (5.3%) in 1993; $34,361,000 (4.9%) in 1992; and,
$33,893,000 (5.1%) in 1991. The operating earnings of Registrant's foreign subsidiaries in 1993 were $18,988,000 or 2.8% of Registrant's consolidated net sales as compared to $27,069,000 (3.8%) in 1992, and $23,963,000 (3.6%)
in 1991.

          Approximately $399,927,000 or 76.7% of Registrant's identifiable assets are attributable to its domestic operations and $121,202,000 or 23.3% are attributable to its foreign operations.



PRODUCTION AND DISTRIBUTION

          Many of Registrant's products are produced at more than one of the twenty-one (21) production plants referred to under Item 2 ("Properties"). The particular plant from which a customer's needs are filled is generally determined on the basis of economy of freight. Most shipments to customers are made by common carriers and Registrant-owned vehicles. Under Registrant's own liquid distribution program, formulated products are delivered directly by custom-built vehicles owned by Registrant to tanks owned by Registrant or the customer at the customer's site. This "Betz Point of Feed (registered trademark) Delivery (POF (registered trademark)) Service" reduces the storage and handling costs of the Registrant's customers.

          The "Betz Semi-Bulk Control" (registered trademark) Program is a distribution system to augment its "Point of Feed" and drum distribution programs. It is used by all of Registrant's marketing units to serve their respective markets and involves the delivery of a restricted line of the Registrant's products to customer locations in stackable, returnable, reusable 300 and 400 gallon containers. This "Betz Semi-Bulk Control" Program offers greater convenience to those of the Registrant's customers whose volume demand or other considerations make unavailable "Betz Point of Feed Delivery Service", but who desire delivery in other than 55 gallon drums.

          In addition, Registrant operates a "Custom Distribution Service" (CDS (registered trademark)) established by Betz Entec,
Inc. that offers the "Betz Point of Feed Delivery Service" to some of the Registrant's customers with smaller quantity requirements. All three of the above distribution systems eliminate the need for the handling, storage and cleaning of chemical drums.

          As most of Registrant's chemical products are shipped to customers within one week of the receipt of specific purchase orders, Registrant has no backlog of orders.


RAW MATERIALS

          Most of the chemicals used by the Registrant as raw materials are standard commercial products available from two or more sources. Some of these chemicals are produced by Registrant. Registrant's inventories of raw materials vary according to the availability of and need for such raw materials. Management believes that the loss of any single source of supply would not have a materially adverse effect on its business.

          The Registrant cannot presently estimate the effect which energy problems, inflation or recession and resulting economic uncertainties may have upon its customers, upon such customers' possible future purchases of Registrant's products, upon future prices of raw materials purchased by Registrant or upon future selling prices of Registrant's products and services.


RESEARCH AND DEVELOPMENT - PATENTS, TRADEMARKS AND LICENSES

          For many years the Registrant has pursued a research and development program which has resulted in the improvement of existing products and the development of new products. Although Registrant does not segregate such research and development expenditures from total laboratory and engineering costs, it estimates that expenditures for research and development during 1993 amounted to approximately $28,732,000 as compared with approximately $28,343,000 during 1992 and $26,712,000 during 1991. All of these activities were sponsored and paid for by the Registrant. Such activities were carried out in 1993 by approximately 492 professional and technical employees as compared with approximately 474 and 462 professional and technical employees, respectively, in 1992 and 1991.

          As a result of its research efforts, Registrant has produced numerous chemicals, chemical formulations and equipment for which it has secured letters patent and others for which Registrant is presently seeking letters patent. Registrant also has registered various of its trademarks. Additionally, Registrant has entered into certain licensing agreements with third parties whereby Registrant has authorized others to make use of and/or sell Registrant's products or whereby Registrant has obtained such authorization with respect to the products of others. Such licensing agreements are not material. Under United States law each letter patent is effective for 17 years from the date of grant. Generally, trademark registrations are valid so long as the trademarks registered are used and renewal of the registration is timely made. Registrant's rights under its licensing agreements expire at various times in accordance with the respective terms of such agreements. Because of the highly competitive nature of the specialty chemical industry and the uniqueness of Registrant's technology in the industry, Registrant considers its rights under its patents, trademarks, and licensing agreements to be valuable assets.


COMPETITION

          Registrant's business is highly competitive. Competition is furnished by many large and small companies which compete with Registrant to varying degrees throughout the world. The large competitors are also engaged in business areas which are not in competition with Registrant, and they do not publish sales and earnings figures which would make direct comparisons possible. However, on the basis of its experience in the industry and its estimates of sales of comparable chemical products, Management believes that Registrant is one of the largest suppliers of such products in the United States and Canada. Registrant believes that it competes effectively with its major competitors both as to service and price. From time to time, Registrant has instituted price increases on its products to cover increased costs; however, Registrant does not believe that such increases have affected its ability to compete effectively. Registrant believes that its 1993 experience with respect to increased costs was similar to that of its competitors.


ENVIRONMENTAL LEGISLATION

          Registrant believes that it is in compliance in all material respects with all applicable Federal, state or local environmental legislation and regulations. In those instances where the Registrant has taken affirmative action to insure compliance with applicable legislation or regulations, such actions have had no material effect on the earnings or competitive position of Registrant.

          Federal and state pollution and waste control legislation governing the disposal of industrial and hazardous wastes confer broad powers on the administrative personnel charged with their enforcement.
The interpretation and enforcement of such laws govern the amount and manner of disposal of many of the chemicals used by industry, including some chemical products presently sold by Registrant and its competitors.
It is possible that some of such products will no longer be able to be used unless the industrial users install their own waste treatment plants or otherwise provide for disposition of their wastes. These laws also impose heavy fines against manufacturers of chemicals or carriers of chemicals, or both, if as a result of an accident, even if beyond the control of the manufacturer or carrier, those chemicals spill into a river, lake or other navigable water. Such manufacturers may also be ultimately responsible for the cost of cleaning up any such spill.

          While Registrant does not anticipate that it will incur substantial costs in complying with existing environmental legislation, Registrant is unable to predict the effect of existing or future Federal, state or local environmental legislation or regulation on the Registrant's domestic or foreign business. (See "Pending Legal
Proceedings", page 11.)


                            ITEM 2 - PROPERTIES


The Registrant's principal facilities are at the following locations:

                           DOMESTIC FACILITIES

                                              Square
                                  Owned      Footage
                                    or         of
         Location                Leased     Facility    General Character
         --------                ------     --------    -----------------

Bakersfield, California           Owned      55,000   Office, Plant and
                                                            Warehouse

Cerritos, California             Leased      28,480   Office and Warehouse

Compton, California               Owned      36,600   Plant and Warehouse

Ventura, California              Leased      10,000   Office and Laboratory

Jacksonville, Florida             Owned     117,000   Office and Laboratory

Macon, Georgia                    Owned      71,000   Plant and Warehouse

Addison, Illinois                 Owned      56,800   Plant and Warehouse
                                 Leased      16,000   Warehouse

Reserve, Louisiana                Owned      24,000   Plant and Warehouse

New Philadelphia, Ohio            Owned     108,000   Plant and Warehouse

Cornwells Heights, Pennsylvania   Owned      40,834   Office, Laboratory
                                                       Supply and Limited
                                                       Production

Trevose, Pennsylvania             Owned     198,000   Headquarters

                                  Owned      46,500   W. H. and L. D. Betz
                                                       Research Center
                                  Owned      50,000   Training Center,
                                                       Warehouse and
                                                       Maintenance Bldg.

                                  Owned      81,000   J. D. Betz Engineering
                                                       Laboratory and Betz
                                                       Industrial Laboratory

Langhorne, Pennsylvania           Owned     134,000   Plant and Warehouse

Horsham, Pennsylvania             Owned      32,500   Office and Laboratory

Horsham, Pennsylvania             Owned     126,000   Office and Limited
                                                       Production

Horsham, Pennsylvania             Owned     100,000   Office and Laboratory



                                              Square
                                  Owned      Footage
                                    or         of
         Location                Leased     Facility    General Character
         --------                ------     --------    -----------------

Puerto Rico                      Leased      12,000   Office and Warehouse

Beaumont, Texas                   Owned      82,000   Plant, Warehouse and
                                                       Office

The Woodlands, Texas              Owned     120,000   Laboratory and Office

Garland, Texas                    Owned      45,000   Plant and Warehouse

Orange, Texas                     Owned      53,000   Plant and Warehouse

South Houston, Texas              Owned      25,000   Plant and Warehouse

Washougal, Washington             Owned      46,000   Plant and Warehouse

Cheyenne, Wyoming                 Owned      35,800   Plant and Warehouse



                              FOREIGN FACILITIES

Ingleburn, New South Wales,
  Australia                       Owned      31,895   Office, Plant,
                                                       Warehouse and
                                                       Laboratory

Haasrode, Belgium                 Owned      38,500   Office and Laboratory

Herentals, Belgium                Owned      43,800   Office, Plant and
                                                       Laboratory

Herentals, Belgium                Owned      11,500   Office

Edmonton, Alberta, Canada         Owned      59,800   Plant, Warehouse and
                                                       Laboratory

Pointe Claire, Quebec, Canada     Owned      90,000   Office and Plant

Kanata, Ontario, Canada           Owned      24,400   Office and Laboratory

Winsford, England                 Owned      49,000   Office, Plant and
                                                       Laboratory

Crissey, France                   Owned      48,000   Office and Plant

Marne la Vallee, France           Owned      21,000   Office and Laboratory

Willich, Germany                  Owned      15,000   Office and Laboratory

Ferentino, Italy                  Owned      35,721   Office, Plant and
                                                       Laboratory




                                              Square
                                  Owned      Footage
                                    or         of
         Location                Leased     Facility    General Character
         --------                ------     --------    -----------------

Rome, Italy                       Owned      18,200   Office

Iri, Korea                        Owned      22,700   Office, Plant
                                                       (under construction)
                                                       and Laboratory

Singapore(1)                      Owned/     26,320   Office, Plant,
                                  Lease                Warehouse and
                                                       Laboratory


          The Registrant believes that the present production capacity of its plants is adequate to meet its present and reasonably anticipated domestic and foreign needs.

          In addition to owned facilities, the Registrant leases numerous office facilities throughout the world from which its local sales efforts are conducted. See Note 7 to the Consolidated Financial Statements comprising Item 8 hereof for information concerning lease obligations.







- - -------------------------


     (1) In accordance with local law and custom, Registrant owns the Singapore facility but presently holds the land upon which the facility is situated under a 30 year lease, which expires in August, 2009. At such time as the lease lapses without being renewed, the office, plant and warehouse would become the property of the Singapore government. Registrant would receive no compensation therefor.







                      ITEM 3 - PENDING LEGAL PROCEEDINGS



          There are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Registrant to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

          The Registrant is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act ("SARA") with respect to thirteen (13) sites at which alleged releases or threatened releases of hazardous substances into the environment may have occurred. In response, the Registrant has been voluntarily participating with other PRPs at each of these sites to familiarize itself with site conditions, determine the nature and extent of contamination, analyze alternatives for remediation and develop a plan for clean-up. In each instance, the Registrant has participated in discussions with representatives of the EPA and other PRPs to determine its potential liability for financing necessary response actions. Although it is impossible to determine the exact cost of response activities, present information and the likelihood of contributions from other PRPs at each site indicates that the Registrant's ultimate share of remediation costs at eleven (11) of the thirteen (13) sites will be less than $100,000 of the total anticipated response cost.

          At the Operating Industries, Inc. site, Monterey Park, California (the "Site"), the Registrant is a signatory to two Partial Consent Decrees among the United States of America, the State of California, the California Hazardous Substance Account and approximately three hundred (300) other parties entered in the United States District Court for the Central District of California in 1989 and 1992 respectively. Pursuant to such Partial Consent Decrees, the parties are performing remedial activities at the Site in response to alleged releases and threatened releases of hazardous substances into the environment. The Registrant, without admitting liability, agreed to an allocation of costs of approximately $279,000 to be paid over a period of three (3) to five (5) years pursuant to the 1989 Partial Consent Decree. Pursuant to the 1992 Partial Consent Decree, the Registrant agreed to pay a portion of state and federal past costs and perform necessary remedial work, and pay for oversight of such work. Although Registrant's share of such costs has not been finally determined among the parties, it is estimated that Registrant's future allocation will be approximately $180,000 payable over the next eight to ten years. Such amount, if ultimately assessed and paid, would not be material to the business of the Registrant.

          The Registrant is a third party defendant in two federal court actions in the State of New Jersey involving the Helen Kramer Landfill site in Mantua Township, New Jersey. It is alleged that the Registrant's wastes were shipped to the site from 1968 to 1971 and that two loads of municipal solid waste were sent to the site in 1981. In September, 1988 EPA estimated the chosen remedy to have a present worth cost of approximately $44 million. Actual costs have been higher; press releases issued in January, 1993 indicated costs were in the range of $90-100 million. However, in overall settlement discussions, EPA and New Jersey Department of Environmental Protection have demanded over $200 million to end the litigation. The defendants and third-party defendants await documentation of this later sum. If remedial costs exceed $100 million, the

Registrant's allocation may exceed $100,000; however, such allocation is speculative and would most likely not materially affect the Registrant's financial condition or results of operations. Presently, no allocation of costs has been determined among the PRPs, and the Registrant's ultimate allocation is still speculative.

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Registrant's security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year to which this report relates.


PART II

      ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


          Pursuant to General Instruction G(2) to Form 10-K, in response to
Item 5, Registrant hereby incorporates by reference the information contained in Note 10 to the Consolidated Financial Statements, "Quarterly Financial Information (Unaudited)", under the captions "Cash Dividends Declared Per Common Share" and "Common Stock Market Prices" on page 26 of Registrant's 1993 Annual Report to its Shareholders.


                       ITEM 6 - SELECTED FINANCIAL DATA


          Pursuant to General Instruction G(2) to Form 10-K, in response to
Item 6, Registrant hereby incorporates by reference the following information contained under the heading "Consolidated Summary of Operations" on pages 30 and 31, of Registrant's 1993 Annual Report to its
Shareholders: For Fiscal Years 1989 through 1993, both inclusive, the information under the headings "Net Sales", "Net Earnings", "Earnings per Common Share", "Cash dividends declared per Common Share", "Total assets", and "ESOP debt".

    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Pursuant to General Instruction G(2) to Form 10-K, in response to
Item 7, Registrant hereby incorporates by reference the information contained under the heading "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" on pages 27 through 29 of Registrant's 1993 Annual Report to its Shareholders.

           ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pursuant to General Instruction G(2) to Form 10-K, in response to
Item 8, Registrant hereby incorporates by reference the consolidated financial statements included on pages 17 through 26, both inclusive, of Registrant's 1993 Annual Report to its Shareholders.

     ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.




                              PART III

      ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          Pursuant to General Instruction G(3) to Form 10-K, in response to
Item 10, Registrant hereby incorporates by reference the information contained under the heading "Directors and Executive Officers" on pages 2 through 6, both inclusive, of Registrant's definitive proxy statement to be used in connection with Registrant's 1994 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 11, 1994.


          ITEM 11 - EXECUTIVE COMPENSATION AND TRANSACTIONS


          Pursuant to General Instruction G(3) to Form 10-K, in response to
Item 11, Registrant hereby incorporates by reference the information contained under the headings "Executive Compensation" on pages 8 through 15, both inclusive, of Registrant's definitive proxy statement to be used in connection with Registrant's 1994 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 11, 1994.

       ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT


          Pursuant to General Instruction G(3) to Form 10-K, in response to
Item 12, Registrant hereby incorporates by reference the information contained under the heading "Ownership of Company Shares" on pages 7 and 8 of Registrant's definitive proxy statement to be used in connection with Registrant's 1994 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 11, 1994.

      ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

a. 1. and 2. The following consolidated financial statements of Betz Laboratories, Inc. and subsidiaries, included in the Annual Report of Registrant to its shareholders for the year ended December 31, 1993, are incorporated by reference in Item 8:

                                                                      Annual
                                                                      Report
                                                                      Page(s)
                                                                      -------
          Consolidated Statements of Operations--Years ended
               December 31, 1993, 1992 and 1991 . . . . . . . . . . . .  17

          Consolidated Balance Sheets--December 31, 1993 and 1992  .  18-19

          Consolidated Statements of Cash Flows--Years
               ended December 31, 1993, 1992 and 1991 . . . . . . . . .  20

          Consolidated Statements of Common Shareholders' Equity--
               Years ended December 31, 1993, 1992 and 1991 . . . . . .  21

          Notes to Consolidated Financial Statements . . . . . . . .  22-26

The following consolidated financial statement schedules of Betz
Laboratories, Inc. and subsidiaries are included in Item 14(d):


                                                                     Form
                                                                     10-K
                                                                    Page(s)
                                                                   --------
          Schedule V    -- Property, Plant and Equipment  . . . .  16 (F-1)

          Schedule VI   -- Accumulated Depreciation, Depletion
                              and Amortization of Property, Plant
                              and Equipment . . . . . . . . . . .  17 (F-2)

          Schedule VIII -- Valuation and Qualifying Accounts . . . 18 (F-3)

          Schedule X    -- Supplementary Income Statement
                              Information . . . . . . . . . . . .  19 (F-4)

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.  LISTING OF EXHIBITS.

     Form 10-K

     Exhibit
     Number                       Description                        Page
     -------                      -----------                        ----
       3               Articles of Incorporation and Bylaws . . . .    *

                            * The items designated Exhibit 3 to
                        Registrant's Annual Report on Form 10-K
                        for fiscal year 1988, (Restated Articles of Incorporation and Bylaws of Betz Laboratories, Inc.) as heretofore filed with the Securities and Exchange Commis-sion are hereby incorporated by reference as Exhibit 3 hereto.

       4               Instruments defining the rights of Security
                       Holders . . . . . . . . . . . . . . . . . . .   *

                             See Exhibit 3 hereto.






                                                                     Page
                                                                     ----
      10     Material Contracts . . . . . . . . . . . .                *

                 *The items designated Exhibit 10 to Registrant's
               Annual Report on Form 10-K for fiscal year 1992, ("Guidelines For Betz Laboratories, Inc. Corporate Discretionary Senior Executive Officer Bonus Plan; Corporate Discretionary Executive Officer Bonus Plan; Corporate Discretionary Officer Plan; and Corporate Discretionary Key Employee Bonus Plan"; the item designated as Exhibit A to Registrant's definitive Proxy Statement dated March 7, 1991, ("Employee Stock Incentive Plan"); the item designated Exhibit A to Registrant's definitive Proxy Statement dated March 5, 1982, ("Stock Option Plan"); and the item designated Exhibit A to Registrant's definitive Proxy Statement dated March 7, 1991 ("Stock Option Plan of 1987"); all as heretofore filed with the Securities and Exchange Commission are hereby incorporated by reference as
               Exhibit 10 hereto.



     11      Statement Re: Computation of Per Share Earnings           20

     13      Registrant's 1993 Annual Report to Shareholders           21

     18      Letter Re: Change in Accounting Principles. . . . . .     57

     21      Subsidiaries of Registrant . . . . . . . . . . . .        58

     23      Consent of Independent Auditors . . . . . . . . .         59

b.     REPORTS ON FORM 8K

     None









                                         BETZ LABORATORIES, INC. AND SUBSIDIARIES
                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                                      (In thousands)

           COL. A                  COL. B               COL. C          COL. D.       COL. E            COL. F
    --------------          --------------------   -----------------  -----------  ---------------  --------------
                                                                                   OTHER CHANGES--
    CLASSIFICATION          BALANCE AT BEGINNING   ADDITIONS AT COST  RETIREMENTS  ADD (DEDUCT)--   BALANCE AT END
                                 OF PERIOD                                           DESCRIBE          OF PERIOD
Year ended December 31, 1993:

     Land                        $ 21,018              $   509         $     -     $  (381) (A)        $ 21,146
     Buildings                    139,203               18,551              41      (1,932) (A)         155,781
     Machinery and equipment      328,466               44,224           9,437      (2,827) (A)         360,426
     Construction in progress      21,089                  (72)          3,220        (527) (A)          17,270
                                 --------              -------         -------     -------             --------
                                 $509,776              $63,212         $12,698     $(5,667)            $554,623
                                 ========              =======         =======     =======             ========

Year ended December 31, 1992:

     Land                        $ 17,815              $ 3,321         $     8     $  (110) (A)        $ 21,018
     Buildings                    122,985               18,495           1,015      (1,262) (A)         139,203
     Machinery and equipment      295,885               47,825          12,463      (2,781) (A)         328,466
     Construction in progress      15,009                6,612             404        (128) (A)          21,089
                                 --------              -------         -------     -------             --------
                                 $451,694              $76,253         $13,890     $(4,281)            $509,776
                                 ========              =======         =======     =======             ========

Year ended December 31, 1991:

     Land                        $ 14,889              $ 3,151         $     -     $  (225) (A)        $ 17,815
     Buildings                    104,857               19,333             143      (1,062) (A)         122,985
     Machinery and equipment      261,914               43,037           7,958      (1,108) (A)         295,885
     Construction in progress      21,700               (5,772)            549        (370) (A)          15,009
                                 --------              -------         -------     -------             --------
                                 $403,360              $59,749         $ 8,650     $(2,765)            $451,694
                                 ========              =======         =======     =======             ========

(A)  Principally foreign currency translation adjustments.

Note:  Depreciation is computed principally by the straight-line method in accordance with the following range of rates:
                       Buildings                    2% to  5%
                       Machinery and equipment      9% to 33%


                                                 F-1









                                             BETZ LABORATORIES, INC. AND SUBSIDIARIES
              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                          FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                                        (In thousands)



          COL. A                      COL. B                COL. C               COL. D.            COL. E           COL. F
        -----------              -----------------    --------------------     -----------     ------------------ --------------
        DESCRIPTION              BALANCE AT BEGIN-    ADDITIONS CHARGED TO     RETIREMENTS     OTHER CHANGES--ADD   BALANCE AT
                                  NING OF PERIOD        COSTS AND EXPENSES                     (DEDUCT)--DESCRIBE  END OF PERIOD
Year ended December 31, 1993:

     Buildings                       $ 32,976              $ 5,490              $     4         $  (456) (A)         $ 38,006
     Machinery and equipment          188,429               36,268                7,212          (1,610) (A)          215,875
                                     --------              -------              -------         -------              --------
                                     $221,405              $41,758              $ 7,216         $(2,066)             $253,881
                                     ========              =======              =======         =======              ========

Year ended December 31, 1992:

     Buildings                       $ 29,260              $ 4,803              $   643         $  (444) (A)         $ 32,976
     Machinery and equipment          167,804               33,725               11,384          (1,716) (A)          188,429
                                     --------              -------              -------         -------              --------
                                     $197,064              $38,528              $12,027         $(2,160)             $221,405
                                     ========              =======              =======         =======              ========

Year ended December 31, 1991:

     Buildings                       $ 25,717              $ 3,875              $    93         $  (239) (A)         $ 29,260
     Machinery and equipment          144,192               29,454                5,333            (509) (A)          167,804
                                     --------              -------              -------         -------              --------
                                     $169,909              $33,329              $ 5,426         $  (748)             $197,064
                                     ========              =======              =======         =======              ========


(A)  Principally foreign currency translation adjustments.


                                                     F-2









                                            BETZ LABORATORIES, INC. AND SUBSIDIARIES
                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                                        (In thousands)



        COL. A                       COL. B                         COL. C                   COL. D                COL. E
     ------------             --------------------    ----------------------------------   -----------         --------------
                                                                  ADDITIONS
                                                      ----------------------------------
      DESCRIPTION             BALANCE AT BEGINNING         (1)               (2)           DEDUCTIONS--        BALANCE AT END
                                   OF PERIOD         CHARGED TO COSTS  CHARGED TO OTHER     DESCRIBE             OF PERIOD
                                                       AND EXPENSES    ACCOUNTS--DESCRIBE

Allowance for Doubtful
  Accounts Receivable
  deducted from Trade
  Accounts Receivable:

     Year Ended
       December 31, 1993            $2,880               $ 1,140              $  -            $1,322 (A)          $ 2,698
                                    ======               =======              ====            ======              =======
     Year Ended
       December 31, 1992            $2,428               $   822              $  -            $  370 (A)          $ 2,880
                                    ======               =======              ====            ======              =======
     Year Ended
       December 31, 1991            $1,773               $   723              $  -            $   68 (A)          $ 2,428
                                    ======               =======              ====            ======              =======


Accrued Restructuring Costs
  Included in Long-Term and
  Current Liabilities:

     Year Ended
       December 31, 1993            $    -               $16,196              $  -            $5,539 (B)          $10,657
                                    ======               =======              ====            ======              =======
     Year Ended
       December 31, 1992            $    -               $     -              $  -            $    -              $     -
                                    ======               =======              ====            ======              =======
     Year Ended
       December 31, 1991            $    -               $     -              $  -            $    -              $     -
                                    ======               =======              ====            ======              =======


(A)  Principally accounts written off.
(B)  Fixed assets written off and cash expenditures.


                                                       F-3





                                   BETZ LABORATORIES, INC. AND SUBSIDIARIES
                             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                               (In thousands)




                     COL. A                                     COL. B
                      ITEM                            CHARGED TO COSTS AND EXPENSES


Year Ended December 31, 1993:

     Maintenance and repairs                                         $10,655



Year Ended December 31, 1992:

     Maintenance and repairs                                         $10,007


Year Ended December 31, 1991:

     Maintenance and repairs                                         $ 9,193





Amounts for depreciation and amortization of intangible assets, taxes, other than payroll and income taxes, royalties and advertising costs are not presented as such amounts are less than
1% of total sales and revenues.


                                     F-4










                                   SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETZ LABORATORIES, INC.

By: s/ William R. Cook                      Date: March 11, 1994
   ---------------------------------             -----------------
     William R. Cook,
     President and
     Chief Executive Officer

By: s/ R. Dale Voncannon                    Date:March 14, 1994
   ---------------------------------             -----------------
     R. Dale Voncanon,
     Vice President - Finance and
     Treasurer (Principal Financial
      and Accounting Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: s/ John F. McCaughan                    Date: March 14, 1994
   ---------------------------------             -----------------
     John F. McCaughan,
     Director

By: s/ John W. Boyer, Jr.                   Date: March 15, 1994
   ---------------------------------             -----------------
     John W. Boyer, Jr.,
     Director

By: s/ Patrick F.Brennan                    Date: March 15, 1994
   ---------------------------------             -----------------
     Patrick F. Brennan,
     Director

By: s/ Carolyn S. Burger                    Date: March 18, 1994
   ---------------------------------             -----------------
     Carolyn S. Burger
     Director

By: s/ George R. Butler                     Date: March 14, 1994
   ---------------------------------             -----------------
     George A. Butler,
     Director

By: s/ William R. Cook                      Date: March 11, 1994
   ---------------------------------             -----------------
     William R. Cook,
     Director

By: s/ John A. Miller                       Date: March 14, 1994
   ---------------------------------             -----------------
     John A. Miller,
     Director






By: s/ Theodore B. Palmer, 3rd              Date: March 14, 1994
   ---------------------------------             -----------------
     Theodore B. Palmer, 3rd,
     Director

By: s/ John R. Quarles                      Date: March 17, 1994
   ---------------------------------             -----------------
     John R. Quarles,
     Director

By: s/ John A. H. Shober                    Date: March 14, 1994
   ---------------------------------             -----------------
     John A. H. Shober,
     Director

By: s/ Geoffrey Stengel, Jr.                Date: March 14, 1994
   ---------------------------------             -----------------
     Geoffrey Stengel, Jr.,
     Director

By: s/ Robert L. Yohe                       Date: March 18, 1994
   ---------------------------------             -----------------
     Robert L. Yohe
     Director