Form 10-Q
period 1994-03-31
BETZ LABORATORIES INC
filed 1994-05-13
CIK 11884

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549



                     QUARTERLY REPORT UNDER SECTION 13

                        OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934



For Quarter Ended     March 31, 1994
                 ------------------------
Commission File Number:  0-2085
                       ---------

                          BETZ LABORATORIES, INC.
                         ------------------------
          (Exact name of registrant as specified in its charter)


         Pennsylvania                               23-1503731
- - -------------------------------                 ------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


    4636 Somerton Road, Trevose, PA                      19053
- - -----------------------------------------             ------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (215) 355-3300
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   X         No
                                                     -----          ------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     27,774,620 Common Shares outstanding as of May 9, 1994.
    -----------                                 ------------


BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                            Three Months Ended
                                                 March 31,
                                               1994        1993
                                               ----        ----
Net Sales                                    $172,934    $168,495

Operating Costs and Expenses:
   Cost of products sold                       61,214      58,917
   Selling, research and administrative
     expenses                                  81,757      79,583
                                             --------     -------
                                              142,971     138,500

                      OPERATING EARNINGS       29,963      29,995

Other Income (Expense):
   Investment and other income                    959       1,246
   Interest expense                               (62)        (43)
                                             --------      -------
                                                  897       1,203
                                             --------      -------
       EARNINGS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES        30,860      31,198

Income Taxes                                   12,344      12,011
                                             --------      ------

              EARNINGS BEFORE CUMULATIVE
            EFFECT OF ACCOUNTING CHANGES       18,516      19,187

Cumulative effect of accounting changes:
   Income taxes                                     -       3,600
   Retiree health care, net of $1,700
     income taxes                                   -      (2,700)
   Pension, net of $780 income taxes                -       1,241
                                              -------     -------
                            NET EARNINGS      $18,516     $21,328
                                              =======     =======

Primary earnings per Common Share:
   Before cumulative effect of
      accounting changes                      $   .61     $   .62
   Accounting changes                               -         .07
                                             --------     -------
       Primary earnings per Common Share      $   .61     $   .69
                                             ========     =======

Fully diluted earnings per Common Share:
   Before cumulative effect of
     accounting changes                       $   .58     $   .59
   Accounting changes                               -         .07
                                              -------     -------

    Fully diluted earnings per Common Share   $   .58     $   .66
                                              =======     =======

Cash dividends declared per Common Share      $   .35     $   .34
                                              =======     =======

Average number of Common Shares:

   Primary                                     28,401      28,893
                                              =======     =======
   Fully diluted                               31,189      31,624
                                              =======     =======

See notes to consolidated financial statements.



BETZ LABORATORIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (In thousands)


ASSETS                                  March 31, 1994    December 31, 1993
                                        --------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                $ 51,137            $ 43,921
  Trade accounts receivable,
    less allowances:
      1994--$2,783; 1993--$2,698            112,205             102,882
  Inventories:
    Finished products and goods
      purchased for resale                   17,091              17,155
    Raw materials                            21,056              20,191
                                           --------            --------
                                             38,147              37,346

  Prepaid expenses and other                 23,288              24,486
                                           --------            --------
                  TOTAL CURRENT ASSETS      224,777             208,635

PROPERTY, PLANT AND EQUIPMENT--
  at cost
  Buildings                                 160,234             155,781
  Machinery and equipment                   362,956             360,426
  Allowance for depreciation
   (deduction)                             (264,836)           (253,881)
                                           --------            --------
                                            258,354             262,326

  Land                                       21,212              21,146
  Construction in progress                   21,990              17,270
                                           --------            --------
                                            301,556             300,742
OTHER ASSETS
   Investments and other                      7,536               7,223

   Intangibles -- at cost, less
     amortization:
       1994 -- $2,588; 1993 -- $2,513         4,454               4,529
                                           --------            --------
                                             11,990              11,752

                                           --------            --------
                                           $538,323            $521,129
                                           ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY     March 31, 1994   December 31, 1993
                                         --------------   -----------------
CURRENT LIABILITIES
  Trade accounts payable                    $30,893             $32,554
  Payroll and related taxes                  16,434              17,727
  Accrued expenses                           29,338              24,577
  Income taxes                               17,317               6,838
  Dividends payable                               0               9,845
  Current portion of ESOP debt                  500                 500
                                            -------             -------
              TOTAL CURRENT LIABILITIES      94,482              92,041

ESOP DEBT--less portion classified
      as current                             97,500              97,500
DEFERRED  CREDITS
  Income taxes                               22,004              21,998
    Other deferred credits                   10,084              10,271
                                            -------             -------
                                             32,088              32,269

SHAREHOLDERS' EQUITY
  Preferred Shares --
  Authorized - 1,000,000 shares,
  $.10 par value, voting
    Series A ESOP Convertible,
    8% Cumulative, stated
    at aggregate liquidation
    preference; Issued:
      1994 -- 494,971 shares;
      1993 -- 496,005 shares                 98,994              99,201
  Guarantee of related ESOP debt            (93,783)            (94,101)
                                           --------             -------
                                              5,211               5,100
  Common Shareholders' Equity
    Common Shares --
    Authorized - 90,000,000
      shares, $.10 par value;
        Issued (including treasury
        shares):
          1994 -- 33,654,715 shares;
          1993 -- 33,654,715 shares           3,365               3,365
   Capital in excess of par value
     of shares                               78,882              78,667
   Retained earnings                        411,260             394,726
  Cost of Common Shares in treasury:
    1994 -- 5,578,849 shares;
    1993 -- 5,527,310 shares               (174,032)           (170,442)
  Unearned compensation                      (7,393)             (7,773)
  Foreign currency translation
    adjustments                              (3,040)             (4,324)
                                           --------            --------

        COMMON SHAREHOLDERS' EQUITY         309,042             294,219
                                           --------            --------
         TOTAL SHAREHOLDERS' EQUITY         314,253             299,319
                                           --------            --------
                                           $538,323            $521,129
                                           ========            ========

See notes to consolidated financial statements.


BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                               Three Months Ended
                                                   March 31,
                                              1994                1993
                                              ----                ----
OPERATING ACTIVITIES
  Net earnings                              $18,516             $21,328
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization          11,241              10,833
      Compensation and employee
        benefit plans                         1,147               1,280
      Cumulative effect of
        accounting changes                        -              (2,141)
      Changes in operating assets
        and liabilities:
          Accounts receivable                (9,323)              1,746
          Inventories                          (633)             (1,000)
          Prepaid expenses and other          1,199              (1,954)
          Accounts payable and
            accrued expenses                  7,884              (5,694)
                                            -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES    30,031              24,398


INVESTING ACTIVITIES
  Expenditures for property, plant and
    equipment, net                          (11,360)            (15,489)
  Proceeds from sales of investments             98               1,602
  Other, net                                   (172)                 67
                                            -------             -------
    NET CASH USED IN INVESTING ACTIVITIES   (11,434)            (13,820)


FINANCING ACTIVITIES
  Dividends paid                            (11,828)            (11,688)
  Proceeds from issuance of common stock,
    including treasury shares                   491               1,477
  Retirement of ESOP preferred stock           (295)                (57)
                                            -------             -------
    NET CASH USED IN FINANCING ACTIVITIES   (11,632)            (10,268)


  Effect of exchange rate changes on cash       251                (286)
                                            -------             -------
    INCREASE IN CASH AND CASH EQUIVALENTS     7,216                  24

  Cash and Cash Equivalents at
    Beginning of Year                        43,921              46,363
                                            -------              ------
             CASH AND CASH EQUIVALENTS AT
                            END OF PERIOD   $51,137             $46,387
                                            =======             =======


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair pre-sentation of consolidated financial position, consolidated results of operations and consolidated cash flows in conformity with generally accepted accounting principles. The foregoing consolidated financial statements do include all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim period.

     The 1993 cumulative effect of accounting changes has been restated from previously reported amounts due to a change in the method of calculating the value of the assets of the Company's pension plan for purposes of determining annual pension costs under Financial Accounting Standard No. 87 adopted in the fourth quarter of 1993, effective January 1, 1993. The cumulative effect on years prior to December 31, 1992 is $1,241,000, net of taxes of $780,000 ($.04 per Common Share on a primary and fully diluted basis), which was a one-time, noncash increase in net earnings for the first quarter of 1993.


Note 2 - Common Shares Reserved for Stock Plans

     At March 31, 1994, 2,558,403 and 647,255 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. Further, 2,758,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

     First quarter 1994 net sales increased $4.4 million from $168.5 million to $172.9 million. This 3 percent increase was composed of a 4 per-cent increase in volume-mix and a 1 percent decline resulting from the changes in the value of foreign currencies relative to the U.S. dollar. Net earnings before cumulative effect of accounting changes declined $0.7 mil-lion, or 3 percent, from $19.2 million to $18.5 million. Primary and fully diluted earnings per Common Share before cumulative effect of accounting changes decreased 2 percent from $.62 to $.61 and from $.59 to $.58, respectively. Net earnings after cumulative effect of accounting changes were down 13 percent from $21.3 million to $18.5 million. Primary and fully diluted earnings per Common Share after cumulative effect of accounting changes declined 12 percent from the first quarter 1993 from $.69 to $.61 and from $.66 to $.58, respectively.

     The results of operations for the quarter ended March 31, 1993 have been restated due to a change in the method of determining annual pension expense adopted in the fourth quarter of 1993, effective January 1, 1993. The cumulative effect of this change is $1.2 million ($.04 per Common Share on a primary and fully diluted basis), which is a one-time, noncash increase in net earnings for the first quarter of 1993. The prior year's cumulative effect of accounting changes also includes a one-time, noncash increase in net earnings of $0.9 million ($.03 per Common Share on a primary and fully diluted basis) for the adoption of Financial Accounting Standards Nos. 106 (retiree health care) and 109 (accounting for income taxes).

     First quarter 1994 domestic sales were 3 percent higher than the first three months of 1993 with all major operating units posting sales gains. Within the Betz Water Management Group, the Pulp and Paper Division and Betz Entec, Inc. reported the strongest sales gains. On the process side, Betz MetChem, which offers a complete line of process chemicals for the metals and plastic industries, also reported a strong sales gain in the first quarter. Sales of NORINSE II (registered trademark) technology to the coil industry and ADHERE (registered trademark) programs to the plastic industries are meeting with considerable success. Betz Process Chemicals, Inc. experienced higher sales gains of its ALKAT-XL (registered trademark) treatment programs, which increase the efficiency of alkylation units in refineries, and its SPEC-AID (registered trademark) line of finished product additives, which help customers improve operations and bottom line profitability by controlling product instability.

     On a combined basis, 1994 first quarter foreign sales were also up 3 percent in U.S. dollars and 8 percent in local currencies compared to the same quarter last year. Betz Inc., the Company's Canadian subsidiary, continued its sales growth with double-digit sales increases, in local currencies, of its industrial water treatment and paper process treatment programs.

     Despite the lingering recession in Europe, the Company's European subsidiaries in England, France, Germany and Scandinavia reported solid sales gains. Foreign operations in Australia and Korea also reported sales gains above the Company's consolidated average.

     The table below sets forth as a percent of sales cost of products sold, selling, research and administrative expenses and operating earnings for the respective periods.

                                       Three Months Ended
                                            March 31,
                                        1994       1993
                                        ----       ----
Cost of products sold                   35.4%      35.0%
Selling, research and
  administrative expenses               47.3%      47.2%
Operating earnings                      17.3%      17.8%


     Cost of products sold as a percentage of sales increased slightly due to modest manufacturing cost increases with no corresponding increase in selling prices. Selling, research and administrative expenses remained essentially flat as a percentage of sales due to continuing cost controls. The net effect of the above resulted in a 0.5% decrease in the Company's operating profit margin.

     During the first quarter of 1994, the Company continued to implement its previously announced restructuring program. This program, designed to lower operating costs on a prospective basis and reorganize the Company's marketing efforts on a global basis, is in the early stages and there have been no significant changes in the estimated costs or cash flows necessary to complete it.

     The financial condition of the Company remains strong. Cash and cash equivalents were $51.1 million at March 31, 1994 and current assets were
2.4 times current liabilities. During the first quarter of 1994, expendi-tures for property, plant and equipment were $11.4 million. The Company anticipates that capital expenditures for the year 1994 will be approximately $63 million and will include an expansion of the Company's manufacturing facilities in Washougal, Washington and Orange, Texas. During the quarter, the Company completed construction of a new production plant in Korea. This new facility, for the first time, will provide Betz Korea, Ltd. with the capability of supplying customers with products manufactured by Betz in Korea. During the period March 28, 1994, through April 7, 1994, the Company continued its program of treasury stock purchases by repurchasing 400,000 shares of common stock, increasing the cost of Common Shares in treasury by approximately $20 million. As of March 31, 1994, $4.3 million of treasury stock repurchases had been accrued and are included in Cost of Common Shares in treasury and Accrued expenses.


PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company and its subsidiaries to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

     The Company is a "Potentially Responsible Party" under the Compre-hensive Environmental Response, Compensation and Liability Act to thirteen
(13) waste disposal sites. See the discussion under Item 3, "Pending Legal Proceedings," of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1993. There have been no material developments during the quarter for which this report is filed in any of the pending proceedings previously reported.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 14, 1994. Proxies were solicited by the Board of Directors of the Company ("Board") pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation of proxies in opposition to the Board's nominees for Director. All such nominees were elected. The firm of Ernst & Young was elected as the Company's independent auditors for the year 1994.

     The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

Election of Directors

Nominee                      For       Against    Abstained    Not Voted
- - ------------------------------------------------------------------------
John F. McCaughan         22,355,621   779,171        -        5,731,521
Theodore B. Palmer, 3rd   22,328,839   805,953        -        5,731,521
John R. Quarles           22,337,680   797,112        -        5,731,521
Robert L. Yohe            22,354,652   780,140        -        5,731,521


Election of Independent Auditors
                             For       Against    Abstained    Not Voted
- - ------------------------------------------------------------------------
Ernst & Young             22,933,863   127,260      73,669     5,731,521



Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit 11: Statement Re: Computation of Per Share Earnings.
     (b) No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.





                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BETZ LABORATORIES, INC.
                                           -----------------------
                                                (Registrant)



Date:  May 13, 1994                     By:   s/R. Dale Voncanon
                                            ------------------------
                                            R. Dale Voncanon
                                            Vice President - Finance



Date:  May 13, 1994                     By:   s/William C. Brafford
                                            -------------------------
                                            William C. Brafford
                                            Vice President,
                                            Secretary and General Counsel