Form 10-Q
period 1994-06-30
BETZ LABORATORIES INC
filed 1994-08-12
CIK 11884

August 12, 1994







Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC  20549-1004

                   Re:  Commission File No.:  0-2085
                   ---------------------------------
Dear Sirs:

     Betz Laboratories, Inc. ("Company") hereby submits for filing with the Commission its Form 10-Q for the quarter ended June 30, 1994.

     The Company also is submitting by first class mail conforming paper format documents pursuant to Section 901(d) of Regulation S-T.

                                             Very truly yours,

                                             BETZ LABORATORIES, INC.



                                             James H. Decker
                                             Assistant General Counsel


                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549




                   QUARTERLY REPORT UNDER SECTION 13

                       OR 15(d) OF THE SECURITIES

                          EXCHANGE ACT OF 1934




For Quarter Ended     June 30, 1994
                   ---------------------------
Commission File Number:  0-2085
                       -----------

                        BETZ LABORATORIES, INC.
                     -----------------------------
         (Exact name of registrant as specified in its charter)


         Pennsylvania                                   23-1503731
- ---------------------------------                   --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


    4636 Somerton Road, Trevose, PA                         19053
- ----------------------------------------             -------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (215) 355-3300
                                                   ---------------

     Indicate by check mark whether the registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes   X       No
                                               ------       --------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       27,778,567 Common Shares outstanding as of August 8, 1994.
      ----------                                 ---------------


BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                           1994           1993           1994          1993
                                                           ----           ----           ----          ----
Net Sales                                                $179,701       $171,472       $352,635       $339,967

Operating Costs and Expenses:
 Cost of products sold                                     63,211         58,760        124,425        117,677
 Selling, research and administrative expenses             85,965         82,907        167,722        162,490
                                                          -------        -------        -------       --------
                                                          149,176        141,667        292,147        280,167

                                   OPERATING EARNINGS      30,525         29,805         60,488         59,800

Other Income (Expense):
 Investment and other income                                1,011            780          1,970          2,026
 Interest expense                                             (40)           (11)          (102)           (54)
                                                          -------        -------        -------        -------
                                                              971            769          1,868          1,972
                                                          -------        -------        -------        -------
                     EARNINGS BEFORE INCOME TAXES AND
              CUMULATIVE EFFECT OF ACCOUNTING CHANGES      31,496         30,574         62,356         61,772

 Income Taxes                                              12,598         11,771         24,942         23,782
                                                          -------        -------        -------       --------
                           EARNINGS BEFORE CUMULATIVE
                         EFFECT OF ACCOUNTING CHANGES      18,898         18,803         37,414         37,990

 Cumulative effect of accounting changes:
  Income taxes                                                  -              -              -          3,600
  Retiree health care, net of $1,700
   income taxes                                                 -              -              -         (2,700)
  Pension, net of $780 income taxes                             -              -              -          1,241
                                                          -------        -------        -------        -------
                                         NET EARNINGS     $18,898        $18,803        $37,414        $40,131
                                                          =======        =======        =======        =======
Primary earnings per Common Share:
 Before cumulative effect of accounting changes           $   .64        $   .61        $  1.25        $  1.23
 Accounting changes                                             -              -              -            .07
                                                          -------        -------        -------        -------
     Primary earnings per Common Share                    $   .64        $   .61        $  1.25        $  1.30
                                                          =======        =======        =======        =======
Fully diluted earnings per Common Share:
 Before cumulative effect of accounting changes           $   .60        $   .58        $  1.18        $  1.17
 Accounting changes                                             -              -              -            .07
                                                          -------        -------        -------        -------
              Fully diluted earnings per Common Share     $   .60        $   .58        $  1.18        $  1.24
                                                          =======        =======        =======        =======
Cash dividends declared per Common Share                  $   .36        $   .35        $   .71        $   .69
                                                          =======        =======        =======        =======
Average number of Common Shares:

 Primary                                                   28,009         28,673         28,205         28,783
                                                          =======        =======        =======        =======
 Fully diluted                                             30,752         31,413         30,970         31,519
                                                          =======        =======        =======        =======

See notes to consolidated financial statements.


BETZ LABORATORIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (In thousands)


ASSETS                                         June 30, 1994  December 31, 1993
                                               -------------  -----------------
CURRENT ASSETS
  Cash and cash equivalents                       $37,148            $43,921
  Trade accounts receivable,
    less allowances:
      1994--$3,216; 1993--$2,698                  117,638            102,882

  Inventories:
    Finished products and goods
      purchased for resale                         16,891             17,155
    Raw materials                                  22,048             20,191
                                                 --------           --------
                                                   38,939             37,346

  Prepaid expenses and other                       24,376             24,486
                                                 --------            -------
               TOTAL CURRENT ASSETS               218,101            208,635

PROPERTY, PLANT AND EQUIPMENT--
  at cost
    Buildings                                     162,646            155,781
    Machinery and equipment                       362,324            360,426
    Allowance for depreciation
      (deduction)                                (273,177)          (253,881)
                                                ---------          ---------
                                                  251,793            262,326

    Land                                           21,336             21,146
    Construction in progress                       28,031             17,270
                                                 --------           --------
                                                  301,160            300,742

OTHER ASSETS
    Investments and other                           7,563              7,223
    Intangibles -- at cost, less
      amortization:
        1994 -- $2,662; 1993 -- $2,513              4,379              4,529
                                                 --------           --------
                                                   11,942             11,752
                                                 --------           --------
                                                 $531,203           $521,129
                                                 ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY           June 30, 1994  December 31, 1993
                                               -------------  -----------------
CURRENT LIABILITIES
    Trade accounts payable                        $29,405            $32,554
    Payroll and related taxes                      22,986             17,727
    Accrued expenses                               26,752             24,577
    Income taxes                                   14,300              6,838
    Dividends payable                              10,000              9,845
    Current portion of ESOP debt                    1,000                500
                                                  -------           --------
                 TOTAL CURRENT LIABILITIES        104,443             92,041

ESOP DEBT--less portion classified
  as current                                       96,500             97,500

DEFERRED  CREDITS
    Income taxes                                   21,997             21,998
    Other deferred credits                          9,005             10,271
                                                  -------           --------
                                                   31,002             32,269

SHAREHOLDERS' EQUITY
    Preferred Shares -- Authorized - 1,000,000
    shares, $.10 par value, voting
      Series A ESOP Convertible, 8% Cumulative,
      stated at aggregate liquidation preference;
        Issued:
          1994 -- 494,177 shares;
          1993 -- 496,005 shares                   98,835             99,201
    Guarantee of related ESOP debt                (93,466)           (94,101)
                                                 --------           --------
                                                    5,369              5,100
    Common Shareholders' Equity
      Common Shares -- Authorized -
      90,000,000 shares, $.10 par value;
        Issued (including treasury shares):
          1994 -- 33,652,995 shares;
          1993 -- 33,654,715 shares                 3,365              3,365
      Capital in excess of par value of shares     79,132             78,667
      Retained earnings                           408,460            394,726
      Cost of Common Shares in treasury:
        1994 -- 5,875,012 shares;
        1993 -- 5,527,310 shares                 (189,361)          (170,442)
      Unearned compensation                        (6,727)            (7,773)
      Foreign currency translation adjustments       (980)            (4,324)
                                                 --------           --------
                   COMMON SHAREHOLDERS' EQUITY    293,889            294,219
                                                 --------           --------
                    TOTAL SHAREHOLDERS' EQUITY    299,258            299,319
                                                 --------           --------
                                                 $531,203           $521,129
                                                 ========           ========


See notes to consolidated financial statements.



BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                               1994     1993
                                                               ----     -----
OPERATING ACTIVITIES
 Net earnings                                                $37,414   $40,131
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                              22,686    21,696
   Compensation and employee benefit plans                     2,272     2,517
   Cumulative effect of accounting changes                         -    (2,141)
   Other, net                                                   (611)     (636)
   Changes in operating assets and liabilities:
    Accounts receivable                                      (14,756)      265
    Inventories                                               (1,900)   (1,105)
    Prepaid expenses and other                                   126    (4,581)
    Accounts payable and accrued expenses                      8,471    (3,115)
                                                             -------   -------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES    53,702    53,031


INVESTING ACTIVITIES
 Expenditures for property, plant and equipment, net         (23,466)  (31,738)
 Proceeds from sales of business and long-term investments     4,973     6,716
 Other, net                                                      539      (364)
                                                             -------   -------
                     NET CASH USED IN INVESTING ACTIVITIES   (17,954)  (25,386)

FINANCING ACTIVITIES
 Dividends paid                                              (23,525)  (23,395)
 Proceeds from issuance of common stock,
  including treasury shares                                    1,126     1,672
 Purchase of treasury stock                                  (19,995)        -
 Principal payments on ESOP debt                                (500)     (500)
 Retirement of ESOP preferred stock                             (514)     (111)
                                                             -------   -------
                     NET CASH USED IN FINANCING ACTIVITIES   (43,408)  (22,334)

 Effect of exchange rate changes on cash                         887       495
                                                             -------    ------
          (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (6,773)    5,806

 Cash and Cash Equivalents at Beginning of Year               43,921    46,363
                                                             -------   -------
                CASH AND CASH EQUIVALENTS AT END OF PERIOD   $37,148   $52,169
                                                             =======   =======

See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows in conformity with generally accepted accounting principles. The foregoing consolidated financial statements do include all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim period.

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


Note 2 - Common Shares Reserved for Stock Plans

     At June 30, 1994, 2,543,921 and 645,442 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. Further, 2,728,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

     Second quarter 1994 net sales increased $8.2 million from $171.5 million to $179.7 million. This 5 percent increase was composed of a 6 percent increase in volume-mix, with no increase in selling prices, offset by a 1 percent decrease resulting from the changes in the value of foreign currencies relative to the U.S. dollar. Operating earnings were $30.5 million and were up 2 percent over the same year-ago period. Net earnings rose 1 percent from $18.8 million to $18.9 million.
Primary earnings per Common Share increased 5 percent from $.61 to $.64, and fully diluted earnings per Common Share rose 3 percent from $.58 to $.60.

     Net sales for the six month period ending June 30, 1994 increased 4 percent from $340.0 million to $352.6 million. The percentage increase in sales was composed of a 5 percent increase in volume-mix, no increase in selling prices, and a 1 percent decrease resulting from changes in the value of foreign currencies relative to the U.S. dollar. Operating earnings rose 1 percent from $59.8 million to $60.5 million. Net earnings before the cumulative effect of accounting changes decreased 2 percent from $38.0 million to $37.4 million, while net earnings after accounting changes were down 7 percent. Primary earnings per Common Share before accounting changes were up 2 percent from $1.23 to $1.25 while primary earnings per Common Share after accounting changes were down 4 percent from $1.30 to $1.25. Fully diluted earnings per Common Share before accounting changes were up 1 percent from $1.17 to $1.18 and fully diluted earnings per Common Share after accounting changes were down 5 percent from $1.24 to $1.18.

     The Company's 1994 second quarter results reflect improving business conditions within the industrial sector of the U.S. economy. Within the U.S., the Betz Water Management Group recorded strong increases in sales of its water treatment programs to the primary metals and power industries during the second quarter; however, these sales gains were partially offset by modest sales increases to the hydrocarbon processing industry, the Company's largest customer base. Betz PaperChem, Inc., the second largest U.S. subsidiary, achieved record level sales in the second quarter. Betz PaperChem has been particularly successful in marketing treatment programs aimed at solving problems associated with changing from an acid to an alkaline method of making paper.

     Second quarter sales of the Company's foreign operations this year, compared to the second quarter of last year, posted double-digit local currency gains in Canada, the Caribbean, Australia, France, Germany and Austria. On a combined basis, gains in foreign sales were reduced to 7 percent, when translated to U.S. dollars.

     The table below sets forth, as a percent of sales, cost of products sold, selling, research and administrative expenses and operating earnings for the second quarter and six month periods:

                                 Three Months Ended   Six Months Ended
                                       June 30,            June 30,
                                   1994      1993      1994     1993
                                   ----      ----      ----     ----
Cost of products sold              35.2%     34.3%     35.3%     34.6%

Selling, research and
   administrative expenses         47.8%     48.4%     47.5%     47.8%

Operating earnings                 17.0%     17.4%     17.2%     17.6%

     Cost of products sold, as a percentage of sales, increased when compared to prior year periods. This increase is primarily caused by modest increases in manufacturing costs, with no corresponding increase in selling prices. Selling, research and administrative expenses, as a percentage of sales, decreased slightly, mainly due to reductions in research expenses resulting from restructuring actions taken in the last half of 1993. The net effect of the above resulted in a 0.4 percent decrease in the Company's operating earnings, as a percentage of sales, for the periods shown above.

     Income tax expense for the second quarter and first half of 1994 is higher than the comparable 1993 period due to a 1.5 percent increase in the effective tax rate resulting from the Omnibus Budget Reconciliation Act of 1993.

     The financial condition of the Company remains strong. Cash provided by operations for the first six months of 1993 and 1994 remained constant and current assets were 2.1 times current liabilities. Operating cash needs for the increase in accounts receivable during the first half of 1994, resulting from the increase in sales, were financed by increases in accounts payable and other operating cash flows.

     During the first half of 1994, the Company continued to implement its previously announced restructuring program. Approximately $2 million of cash, provided by operating activities during the first six months of 1994, was used to meet restructuring obligations. The program is in its early stages, but the Company continued to reduce its administrative staffing during the second quarter of 1994.
Restructuring activities are expected to continue throughout the last half of 1994 and the first half of 1995. The cash required to fund the restructuring program will continue to be provided by operating activities.

     Net cash used in investing activities decreased by approximately $8 million for the period ended June 30, 1994 compared to the same prior year period. The principal cause of this decline was a reduction in expenditures for property, plant and equipment to approximately $23 million from approximately $32 million for the same 1993 period. The Company anticipates that capital expenditures for the year 1994 will approximate $60 million and will include expansion and process improvements at the Company's manufacturing facilities in Washougal, Washington, Orange, Texas and Macon, Georgia.

     On June 30, 1994, the Company announced the sale of its oil field chemicals business to Western Company of North America. The proceeds from the sale are included in investing activities with proceeds from the sales of business and long-term investments. The oil field production chemicals business, served by Betz Energy Chemicals, Inc., represented less than 2 percent of the Company's consolidated sales. The sale will allow the Company to concentrate more of its efforts on developing its core technologies. It will also allow the Company to focus on expanding its leadership position in the U.S. and its globalization initiative to address the significant opportunities for growth in Europe, Latin America and the Pacific.

     Net cash used in financing activities during the first six months of 1994 increased by approximately $21 million over the same prior year period. During the period March 28, 1994, through April 7, 1994, the Company used $20 million to purchase 400,000 shares of treasury stock.

     The Company expects that cash flows and existing financial resources will be adequate to fund its operating and capital expenditure requirements and to service the dividend and debt requirements associated with the ESOP.

     During the second quarter, the Company began hedging its exposure to foreign currency fluctuations through the use of foreign currency forward contracts. The Company executed a series of forward contracts during the quarter that were primarily accounted for on a mark to market basis. Unrealized gains or losses are included with investment and other income on the Consolidated Statement of Operations. There are no deferred gains or losses on these forward contracts included in the June 30, 1994 Consolidated Balance Sheet. The globalization of the Company's operations has increased the need to hedge its exposure to foreign currency fluctuations. The Company expects to continue hedging in the future, to the extent necessary to manage its foreign exchange risks, through the use of forward contracts and other foreign exchange derivatives, as well as foreign cash management techniques designed to hedge exchange risks.



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



EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
(In thousands, except per share amounts)
                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                     June 30,
Primary Earnings per Common Share                          1994           1993           1994           1993
                                                           ----           ----           ----          ----
Earnings before cumulative effect of
 accounting changes                                       $18,898        $18,803        $37,414        $37,990
Effect of preferred stock dividends                        (1,138)        (1,253)        (2,278)        (2,506)
                                                          -------        -------        -------        -------
                                                           17,760         17,550         35,136         35,484
Cumulative effect of accounting changes                         -              -              -          2,141
                                                          -------        -------        -------        -------
Net earnings available to common shareholders             $17,760        $17,550        $35,136        $37,625
                                                          =======        =======        =======        =======

Average Common Shares outstanding                          27,785         28,588         27,963         28,570
Common stock equivalents                                      224             85            242            213
                                                          -------        -------        -------        -------
Average number of Common Shares - primary                  28,009         28,673         28,205         28,783
                                                          =======        =======        =======        =======

Primary earnings per Common Share:
 Before cumulative effect of accounting changes             $0.64          $0.61          $1.25          $1.23
 Cumulative effect of accounting changes                        -              -              -           0.07
                                                          -------        -------        -------        -------
Primary earnings per Common Share                           $0.64          $0.61          $1.25          $1.30
                                                          =======        =======        =======        =======


Fully Diluted Earnings per Common Share

Earnings before cumulative effect of
 accounting changes                                       $18,898        $18,803        $37,414        $37,990
Effect of ESOP charge to operations assuming
 conversion of Series A ESOP Convertible
 Preferred Shares                                            (490)          (593)        (1,018)        (1,211)
                                                          -------         ------        -------        -------
                                                          $18,408         18,210         36,396         36,779
Cumulative effect of accounting changes                         -              -              -          2,141
                                                          -------        -------        -------        -------
Net earnings available to common shareholders             $18,408        $18,210        $36,396        $38,920
                                                          =======        =======        =======        =======

Average Common Shares outstanding                          27,785         28,588         27,963         28,570
Common stock equivalents                                      224             85            247            213
Assumed conversion of Series A ESOP Convertible
 Preferred Shares                                           2,743          2,740          2,760          2,736
                                                          -------        -------        -------        -------
Average number of Common Shares - fully diluted            30,752         31,413         30,970         31,519
                                                          =======        =======        =======        =======

Fully diluted earnings per Common Share:
 Before cumulative effect of accounting changes             $0.60          $0.58          $1.18          $1.17
 Cumulative effect of accounting changes                        -              -              -           0.07
                                                          -------        -------        -------        -------
        Fully diluted earnings per Common Share             $0.60          $0.58          $1.18          $1.24
                                                          =======        =======        =======        =======

Common stock equivalents reflect the assumed exercise of dilutive employees' stock options using the treasury stock method.

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



                                      BETZ LABORATORIES, INC.
                                      -----------------------
                                           (Registrant)



Date:  August 12, 1994             By:      s/R. Dale Voncanon
                                      -------------------------------
                                         R. Dale Voncanon
                                      Vice President - Finance



Date:  August 12, 1994             By:     s/William C. Brafford
                                      --------------------------------
                                        William C. Brafford
                                          Vice President,
                                      Secretary and General Counsel