Form 10-Q
period 1994-09-30
BETZ LABORATORIES INC
filed 1994-11-10
CIK 11884

November 10, 1994







Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC  20549-1004

                     Re:  Commission File No.:  0-2085
                    -----------------------------------

Dear Sirs:

     Betz Laboratories, Inc. ("Company") hereby submits for filing with the Commission its Form 10-Q for the quarter ended September 30, 1994.

                                   Very truly yours,

                                   BETZ LABORATORIES, INC.



                                   James H. Decker
                                   Assistant General Counsel

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                   ------------------------------------

                     QUARTERLY REPORT UNDER SECTION 13

                        OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934
                  --------------------------------------



For Quarter Ended   September 30, 1994
                  ------------------------
Commission File Number:  0-2085
                       -----------

                          BETZ LABORATORIES, INC.
                       ----------------------------
          (Exact name of registrant as specified in its charter)


         Pennsylvania                                       23-1503731
- ----------------------------------                     --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


    4636 Somerton Road, Trevose, PA                           19053
- ------------------------------------------                  ------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (215) 355-3300
                                                  -----------------

     Indicate by check mark whether the registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes   X       No
                                               -------        -------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       27,823,655 Common Shares outstanding as of November 4, 1994.
                                                  --------------------

BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,        September 30,
                                                    1994      1993      1994      1993
- ----------------------------------------------------------------------------------------
Net Sales                                         $180,398  $176,543  $533,033  $516,510

Operating Costs and Expenses:
  Cost of products sold                             64,555    59,830   188,980   177,507
  Selling, research and administrative
    expenses                                        84,367    83,637   252,089   246,127
  Provision for restructuring                           --     4,084        --     4,084
                                                  --------  --------  --------   -------
                                                   148,922   147,551   441,069   427,718

                              OPERATING EARNINGS    31,476    28,992    91,964    88,792

Other Income (Expense):
  Investment and other income                          354       581     2,324     2,607
  Interest expense                                     (80)      (33)     (182)      (87)
                                                  --------  --------  --------   -------
                                                       274       548     2,142     2,520
                                                  --------  --------  --------   -------
                EARNINGS BEFORE INCOME TAXES AND
         CUMULATIVE EFFECT OF ACCOUNTING CHANGES    31,750    29,540    94,106    91,312

Income Taxes                                        12,382    11,901    37,324    35,683
                                                  --------  --------  --------   -------

                      EARNINGS BEFORE CUMULATIVE
                    EFFECT OF ACCOUNTING CHANGES    19,368    17,639    56,782    55,629

Cumulative effect of accounting changes:
  Income taxes                                          --        --        --     3,600
  Retiree health care, net of $1,700
    income taxes                                        --        --        --    (2,700)
  Pension, net of $780 income taxes                     --        --        --     1,241
                                                  --------  --------  --------  --------
                                    NET EARNINGS  $ 19,368  $ 17,639  $ 56,782  $ 57,770
                                                  ========  ========  ========  ========

Primary earnings per Common Share:
  Before cumulative effect of accounting changes  $    .65  $    .58  $   1.90  $   1.81
  Accounting changes                                    --        --        --       .07
                                                  --------  --------  --------  --------
               Primary earnings per Common Share  $    .65  $    .58  $   1.90  $   1.88
                                                  ========  ========  ========  ========

Fully diluted earnings per Common Share:
  Before cumulative effect of accounting changes  $    .61  $    .54  $   1.79  $   1.71
  Accounting changes                                    --        --        --       .07
                                                  --------  --------  --------  --------
         Fully diluted earnings per Common Share  $    .61  $    .54  $   1.79  $   1.78
                                                  ========  ========  ========  ========
Cash dividends declared per Common Share          $    .36  $    .35  $   1.07  $   1.04
                                                  ========  ========  ========  ========
Average number of Common Shares:

  Primary                                           27,995    28,583    28,135    28,716
                                                  ========  ========  ========   =======
  Fully diluted                                     30,808    31,354    30,916    31,463
                                                  ========  ========  ========   =======

See notes to consolidated financial statements.

BETZ LABORATORIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (In thousands)



ASSETS                               September 30, 1994   December 31, 1993
- ---------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents             $ 44,022            $ 43,921
    Trade accounts receivable,
      less allowances:
        1994--$3,286; 1993--$2,698         120,308             102,882

    Inventories:
      Finished products and goods
        purchased for resale                18,463              17,155
      Raw materials                         23,277              20,191
                                          --------            --------
                                            41,740              37,346

    Prepaid expenses and other              26,630              24,486
                                          --------            --------
                 TOTAL CURRENT ASSETS      232,700             208,635

PROPERTY, PLANT AND EQUIPMENT--
  at cost
    Buildings                              167,130             155,781
    Machinery and equipment                365,683             360,426
    Allowance for depreciation
      (deduction)                         (283,287)           (253,881)
                                         ---------           ---------
                                           249,526             262,326

    Land                                    21,216              21,146
    Construction in progress                31,640              17,270
                                         ---------           ---------
                                           302,382             300,742
OTHER ASSETS
    Investments and other                    7,231               7,223

    Intangibles -- at cost, less
      amortization:
        1994 -- $2,737; 1993 -- $2,513       4,305               4,529
                                         ---------           ---------
                                            11,536              11,752
                                         ---------           ---------
                                          $546,618            $521,129
                                         =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY  September 30, 1994  December 31, 1993
- ---------------------------------------------------------------------------
CURRENT LIABILITIES
    Trade accounts payable                 $29,601             $32,554
    Payroll and related taxes               22,120              17,727
    Accrued expenses                        29,963              24,577
    Income taxes                            16,054               6,838
    Dividends payable                       10,007               9,845
    Current portion of ESOP debt             1,000                 500
                                         ---------           ---------
             TOTAL CURRENT LIABILITIES     108,745              92,041

    ESOP DEBT--less portion classified
      as current                            96,500              97,500
    DEFERRED  CREDITS
      Income taxes                          22,145              21,998
      Other deferred credits                 8,659              10,271
                                         ---------           ---------
                                            30,804              32,269
    SHAREHOLDERS' EQUITY
      Preferred Shares -- Authorized -
        1,000,000 shares, $.10 par
        value, voting Series A ESOP
        Convertible, 8% Cumulative,
        stated at aggregate liquidation
        preference; Issued:
          1994 -- 493,100 shares;
          1993 -- 496,005 shares            98,620              99,201
      Guarantee of related ESOP debt       (93,149)            (94,101)
                                         ---------           ---------
                                             5,471               5,100
      Common Shareholders' Equity
      Common Shares -- Authorized -
        90,000,000 shares, $.10 par
        value; Issued (including
        treasury shares):
          1994 -- 33,650,717 shares;
          1993 -- 33,654,715 shares          3,365               3,365
      Capital in excess of par value
        of shares                           79,241              78,667
      Retained earnings                    415,846             394,726
      Cost of Common Shares in treasury:
        1994 -- 5,854,456 shares;
        1993 -- 5,527,310 shares          (188,941)           (170,442)
      Unearned compensation                 (6,039)             (7,773)
      Foreign currency translation
        adjustments                          1,626              (4,324)
                                         ---------           ---------
           COMMON SHAREHOLDERS' EQUITY     305,098             294,219
                                         ---------           ---------
            TOTAL SHAREHOLDERS' EQUITY     310,569             299,319
                                         ---------           ---------
                                          $546,618            $521,129
                                         =========           =========


See notes to consolidated financial statements.

BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                     Nine Months Ended
                                                       September 30,
                                                     1994         1993
- -------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net earnings                                     $56,782        $57,770
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                 33,810         32,385
      Compensation and employee benefit plans        3,356          3,755
      Cumulative effect of accounting changes           --         (2,141)
      Provision for restructuring                       --          4,084
      Other, net                                      (118)          (781)
      Changes in operating assets and
       liabilities:
        Accounts receivable                        (17,426)        (2,908)
        Inventories                                 (4,557)        (2,191)
        Prepaid expenses and other                  (2,127)        (3,843)
        Accounts payable and accrued expenses       11,995         (1,478)
                                                  --------       --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES       81,715         84,652


INVESTING ACTIVITIES
  Expenditures for property, plant and
   equipment, net                                  (35,641)       (44,920)
  Proceeds from sales of business and
   long-term investments                             5,075         11,493
  Other, net                                         2,290           (349)
                                                  --------       --------
        NET CASH USED IN INVESTING ACTIVITIES      (28,276)       (33,776)


FINANCING ACTIVITIES
  Dividends paid                                   (35,499)       (35,385)
  Proceeds from issuance of common stock,
    including treasury shares                        1,400          1,924
  Purchase of treasury stock                       (19,995)        (2,809)
  Principal payments on ESOP debt                     (500)          (500)
  Retirement of ESOP preferred stock                  (515)          (272)
                                                  --------       --------
        NET CASH USED IN FINANCING ACTIVITIES      (55,109)       (37,042)


  Effect of exchange rate changes on cash            1,771         (1,338)
                                                  --------       --------
    INCREASE IN CASH AND CASH EQUIVALENTS              101         12,496

  Cash and Cash Equivalents at Beginning of Year    43,921         46,363
                                                  --------       --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $44,022        $58,859
                                                  ========       ========

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


Note 2 - Common Shares Reserved for Stock Plans

     At September 30, 1994, 2,532,621 and 645,031 Common Shares were re-served for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. Further, 2,765,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

     Third quarter 1994 net sales increased $3.9 million from $176.5 mil-lion to $180.4 million. This 2 percent increase was due to a 4 percent in-crease in volume-mix, offset by a 2 percent decrease resulting from the sale of the Company's oil field chemicals business on June 30, 1994. Operating earnings were $31.5 million and were up 9 percent over the same year-ago period. Net earnings rose 10 percent from $17.6 million to $19.4 million. Primary earnings per Common Share increased 12 percent from $.58 to $.65, and fully diluted earnings per Common Share rose 13 percent from $.54 to $.61.

     Net sales for the nine month period ending September 30, 1994 in-creased 3 percent from $516.5 million to $533.0 million. The percentage increase in sales was composed of a 5 percent increase in volume-mix, a 1 percent decrease from the sale of the oil field chemicals business, no increase in selling prices, and a 1 percent decrease resulting from changes in the value of foreign currencies relative to the U.S. dollar. Operating earnings rose 4 percent from $88.8 million to $92.0 million. Net earnings before the cumulative effect of accounting changes rose 2 percent from $55.6 million to $56.8 million, while net earnings after accounting changes were down 2 percent. Primary earnings per Common Share before accounting changes were up 5 percent from $1.81 to $1.90 while primary earnings per Common Share after accounting changes were up 1 percent from $1.88 to $1.90. Fully diluted earnings per Common Share before accounting changes were up 5 percent from $1.71 to $1.79 and fully diluted earnings per Common Share after accounting changes were up 1 percent from $1.78 to $1.79.

     The results of operations reflect the early success of the Company's globalization initiatives to capture a larger share of the foreign market. On a combined basis, foreign sales for the third quarter and nine month period ending September 30, 1994 increased by 17 percent and 9 percent, re-spectively, when compared to the same 1993 periods. Foreign subsidiaries in Australia, Korea, Singapore and the Caribbean recorded double-digit sales gains in the quarter and through nine months compared to 1993.

     Domestic sales, excluding the oil field chemicals business, for the third quarter of 1994 were fractionally higher than 1993. Year-to-date domestic sales for the period ending September 30, 1994, excluding the oil field chemicals business, were up 4 percent over the comparable 1993 period. Within the U.S., the Betz Water Management Group reported positive sales increases to the chemical, primary metals, independent power and food industries. Betz Entec, Inc., which serves the commercial, institutional and light industrial marketplace, also recorded sales increases in excess of the corporate average. Offsetting these sales increases in the domestic marketplace were weaker sales to the refining and paper industries, two key customer industries served by the Company. Although operating rates have improved within these industries, they appear to be focused on short-term results and are still economizing on their chemical treatment costs wherever possible.

     The table below sets forth, as a percent of sales, cost of products sold, selling, research and administrative expenses and operating earnings before the provision for restructuring recorded in the third quarter of 1993 for the third quarter and nine month periods:

                                  Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                    1994      1993      1994       1993
- --------------------------------------------------------------------------


Cost of products sold               35.8%     33.9%     35.5%       34.4%

Selling, research and
   administrative expenses          46.8%     47.4%     47.2%       47.6%

Operating earnings - before 1993
   provision for restructuring      17.4%     18.7%     17.3%       18.0%

Cost of products sold, as a percentage of sales, increased when compared to prior year periods primarily due to a less favorable product mix. The Company also experienced increases in production and distribution costs, with no corresponding increase in selling prices. Selling, research and administrative expenses, as a percentage of sales, decreased slightly, mainly due to reductions in research expenses resulting from restructuring actions taken in the last half of 1993. The net effect of the above resulted in decreases in the Company's operating earnings before the provision for restructuring, as a percentage of sales, for the periods shown above.

     The financial condition of the Company remains strong. Cash provided by operations for the first nine months of 1994 was adequate to fund dividend requirements, capital expenditures and treasury stock repurchases. Current assets were 2.1 times current liabilities. Operating cash needs for the increase in accounts receivable from December 31, 1993, resulting from the increase in sales, were principally financed by increases in accounts payable and other operating cash flows.

     During the nine months ended September 30, 1994, the Company continued to implement its previously announced restructuring program. Approximately $3.7 million of cash, provided by operating activities during the first nine months of 1994, was used to meet restructuring obligations. Several phases of the program were completed by September 30, 1994, but restruc-turing activities are expected to continue throughout the remainder of 1994 and the first half of 1995. The cash required to fund the restructuring program will continue to be provided by operating activities.

     Net cash used in investing activities decreased by approximately $6 million for the period ended September 30, 1994 compared to the same prior year period. The principal cause of this decline was a reduction in expenditures for property, plant and equipment to approximately $36 million from approximately $45 million for the same 1993 period. The Company anticipates that capital expenditures for the year 1994 will approximate $58 million and will include expansion and process improvements at the Company's manufacturing facilities in Washougal, Washington, Orange, Texas and Macon, Georgia.

     Net cash used in financing activities during the first nine months of 1994 increased by approximately $18 million over the same prior year per-iod. During the first half of 1994, the Company used $20 million to purchase 400,000 shares of treasury stock.

     The Company expects that cash flows and existing financial resources will be adequate to fund its future operating, capital expenditure and common dividend requirements and to service the dividend and debt require-ments associated with the ESOP.


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

               EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                        (In thousands, except per share amounts)


                                                   Three Months Ended  Nine Months Ended
                                                     September 30,        September 30,
Primary  Earnings per Common Share                   1994      1993      1994      1993
- ------------------------------------------------------------------------------------------
Earnings before cumulative effect of
  accounting changes                               $19,368   $17,639   $56,782   $55,629
Effect of preferred stock dividends                 (1,135)   (1,191)   (3,413)   (3,697)
                                                   -------   -------   -------   -------
                                                    18,233    16,448    53,369    51,932
Cumulative effect of accounting changes                 --        --        --     2,141
                                                   -------   -------   -------   -------
Net earnings available to common shareholders      $18,233   $16,448   $53,369   $54,073
                                                   =======   =======   =======   =======

Average Common Shares outstanding                   27,783    28,583    27,903    28,575
Common stock equivalents                               212        --       232       141
                                                   -------   -------   -------   -------
Average number of Common Shares - primary           27,995    28,583    28,135    28,716
                                                   =======   =======   =======   =======

Primary earnings per Common Share:
  Before cumulative effect of accounting changes     $0.65     $0.58     $1.90     $1.81
  Cumulative effect of accounting changes               --        --        --      0.07
                                                   -------   -------   -------   -------
      Primary earnings per Common Share              $0.65     $0.58     $1.90     $1.88
                                                   =======   =======   =======   =======

Fully Diluted Earnings per Common Share

Earnings before cumulative effect of
  accounting changes                               $19,368   $17,639   $56,782   $55,629
Effect of ESOP charge to operations assuming
  conversion of Series A ESOP Convertible
  Preferred Shares                                    (516)     (552)   (1,533)   (1,762)
                                                   -------   -------   -------   -------
                                                    18,852    17,087    55,249    53,867
Cumulative effect of accounting changes                 --        --        --     2,141
                                                   -------   -------   -------   -------
Net earnings available to common shareholders      $18,852   $17,087   $55,249   $56,008
                                                   =======   =======   =======   =======

Average Common Shares outstanding                   27,783    28,583    27,903    28,575
Common stock equivalents                               234         -       242       141
Assumed conversion of Series A ESOP Convertible
  Preferred Shares                                   2,791     2,771     2,771     2,747
                                                   -------   -------   -------   -------
Average number of Common Shares - fully diluted     30,808    31,354    30,916    31,463
                                                   =======   =======   =======   =======

Fully diluted earnings per Common Share:
  Before cumulative effect of accounting changes     $0.61     $0.54     $1.79     $1.71
  Cumulative effect of accounting changes                -         -         -      0.07
                                                   -------   -------   -------   -------
      Fully diluted earnings per Common Share        $0.61     $0.54     $1.79     $1.78
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



                                             BETZ LABORATORIES, INC.
                                             -----------------------
                                                   (Registrant)



Date:  November 10, 1994                By:      s/R. Dale Voncanon
                                           ------------------------------
                                                  R. Dale Voncanon
                                              Vice President - Finance



Date:  November 10, 1994                By:      s/William C. Brafford
                                           ------------------------------
                                                  William C. Brafford
                                                    Vice President,
                                            Secretary and General Counsel