Form 10-Q/A
period 1994-09-30
BETZ LABORATORIES INC
filed 1994-12-21
CIK 11884

December 21, 1994





Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC  20549-1004

                     Re:  Commission File No.:  0-2085
                     ---------------------------------
Dear Sirs:

     In compliance with Item 601(c) of Regulation S-K and Rule 401 of Regulation S-T, Betz Laboratories, Inc. ("Company") hereby submits for filing with the Commission its Financial Data Schedule under cover of Amendment Number 1 to its Form 10-Q for the quarter ended September 30, 1994.

                                   Very truly yours,

                                   BETZ LABORATORIES, INC.



                                   James H. Decker
                                   Assistant General Counsel

                                FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                   -------------------------------------

                           AMENDMENT NUMBER 1 TO

                     QUARTERLY REPORT UNDER SECTION 13

                        OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934

                   ------------------------------------



For Quarter Ended   September 30, 1994
                  -----------------------
Commission File Number:  0-2085
                        --------

                          BETZ LABORATORIES, INC.
                        ---------------------------
          (Exact name of registrant as specified in its charter)


         Pennsylvania                                       23-1503731
- --------------------------------                       --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


    4636 Somerton Road, Trevose, PA                           19053
- -----------------------------------------              --------------------
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

                                           Yes   X       No
                                               -------      ------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     27,823,655 Common Shares outstanding as of November 4, 1994.
     -----------                                ----------------

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BETZ LABORATORIES, INC.
                                      ------------------------
                                           (Registrant)



Date:  December 21, 1994           By:      s/R. Dale Voncanon
                                      ------------------------------
                                           R. Dale Voncanon
                                       Vice President - Finance



Date:  December 21, 1994           By:     s/William C. Brafford
                                      ------------------------------
                                           William C. Brafford
                                       Vice President,
                                         Secretary and General Counsel



[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEETS AND CONSOLIDATED STATEMENTS OF OPERATIONS
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.