Form 10-K
period 1994-12-31
BETZ LABORATORIES INC
filed 1995-03-28
CIK 11884

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended        December 31, 1994
                         ------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission file number           0-2085
                      ----------------------------------------

                          BETZ LABORATORIES, INC.
      --------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                            23-1503731
- --------------------------------                 ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

4636 Somerton Road, Trevose, PA                          19053
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code    (215) 355-3300
                                                       --------------------
     Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
    Title of each class                       on which registered
- -------------------------------            --------------------------
      Common Stock                          New York Stock Exchange


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting common stock (Par value $.10) held by non-affiliates of Registrant as of February 10, 1995:

                                $1,261,249,561
                              ------------------

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 10, 1995:

                           27,864,734 Common Shares
                         -----------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant's definitive proxy statement for use in con-junction with Registrant's 1995 Annual Meeting of Shareholders and Regis-trant's 1994 Annual Report are incorporated into Parts II and III hereof.

                                  PART 1

                             Item 1 - BUSINESS

General
     Betz Laboratories, Inc. and its subsidiaries ("Registrant") is engaged in the engineered chemical treatment of water, wastewater and process systems operating in a wide variety of industrial and commercial applications, with particular emphasis on the chemical, petroleum refining, paper, automotive, electric utility and steel industries. Registrant produces and markets a wide range of specialty chemical products, including the technical and laboratory services necessary to utilize these products effectively. Chemical treatment programs are developed and marketed for use in boilers, cooling systems, heat exchangers, paper and petroleum process streams and both influent and effluent systems. Registrant monitors changing water, process and plant operating conditions so as to prescribe the appropriate treatment programs to solve problems such as corrosion, scale, deposit formation and a variety of process problems.
     Registrant has thirteen (13) production plants in the United States and nine (9) in foreign countries. Operations are conducted primarily in the United States and Canada, and also in Europe, Southeast Asia and the Caribbean area. Registrant employs approximately 3,980 people worldwide.

Marketing
     During 1994, the Registrant continued implementation of its globalization initiative. Pursuant to this globalization initiative, Registrant's foreign paper and refinery process sales and marketing organizations report to Registrant's domestic operations along technology lines. Under this initiative, Betz PaperChem, Inc. and Betz Process Chemicals, Inc. were assigned worldwide responsibility for marketing Registrant's paper and petroleum process chemical technologies, respectively. In 1995, the Registrant expects to integrate worldwide sales and marketing of water and wastewater technology into Betz Water Management Group.
     Domestically, the Registrant markets its products and technology along industry specific groups utilizing eight marketing units. Each unit operates as a separate profit center with its own sales staff and specific technology for the market it serves.
     Betz Water Management Group is comprised of five divisions: the Refining and Chemical Division; the Pulp and Paper Division; the Power Industry Division; the Manufacturing Industries Division and, effective December 31, 1994, the Betz Entec Division. In 1994, it marketed all of Registrant's water and wastewater technology within the United States.
Betz Water Management Group, which accounts for 49.6% of Registrant's
1994 sales, will continue to provide specialty water treatment programs for boiler, cooling, influent and effluent applications to its principal markets, such as refining, chemical, paper, electric utility, food, light industrial, commercial and institutional establishments.

     Betz Process Chemicals, Inc., a subsidiary, develops specific products used in process streams in the refining, petrochemical and steel industries. These products are "process-side" treatments as compared to "water-side" treatments and are formulated to reduce production inefficiencies in large industrial plants. This technology is applied in many ways including controlling corrosion with effective inhibitors and controlling fouling in heat exchangers through trace metal deactivation, polymer retardants, foam control, and oxidation control.
     Betz PaperChem, Inc. serves the pulp and paper industry. This subsidiary formulates custom engineered programs for the process related problems associated with paper production. As a consumer of large amounts of water in the production process, the pulp and paper industry's efforts to reuse water and conserve energy have increased the need for water treatment chemicals. Recirculating water systems build up organic and inorganic deposits which must be controlled. Deposition, corrosion, microbiological fouling, pulp processing, foam control, de-inking and felt conditioning are other problems associated with pulp and paper production that are treated by Betz PaperChem, Inc.'s technology.
     In June, 1994, the Registrant sold Betz Energy Chemicals, Inc., a subsidiary that served the oil field production market by providing products and services used in the extraction of crude oil deposits in the earth. Betz Energy Chemicals, Inc. had annualized sales of approximately $10 million. The sale was part of the Registrant's efforts to concentrate on developing its core technologies.
     The Betz MetChem Division serves steel, aluminum and plastic producers, and the related transportation, machinery, appliances, fabricated parts and coil industries. Its products and treatment programs are designed for cleaning, passivation, conversion coating, paint detackification and storage of metals and metal parts.
     Technical sales representatives working in each of the Registrant's eight marketing units assist in the development of engineered programs to meet a customer's needs. Such programs are custom designed to conserve energy, minimize corrosion and deposits, control microbiological fouling, reduce waste generation, improve process efficiency or any combination of the above, depending on the customer's requirements. Technical sales representatives also train customer operating personnel in the controlling, testing and chemical feeding required in applying Registrant's treatment programs. Since plant operating conditions and intake water characteristics do not remain static, the technical sales representatives make regular, scheduled plant follow-up visits to monitor the treatment program results and help customer operating personnel.
     To ensure treatment effectiveness, Registrant may also provide additional technical services from its mobile water treatment
TravelLabs (registered trademark) which conduct tests on customer water systems. In the United States and other countries, Registrant has approximately 1,465 District Regional Managers, District Managers and technical sales representatives selling and servicing its chemical technologies.

     Registrant's worldwide sales of specialty chemicals and the above related products during 1994 amounted to $708,286,000, as compared to $684,872,000 in 1993 and $706,972,000 in 1992, and in each case constituted
100% of Registrant's consolidated net sales. Consolidated net earnings for 1994 were $73,171,000, as compared to $65,520,000 in 1993 and $82,047,000 in 1992.

International Operations
     Registrant's international activities are conducted through subsidiaries operating in fifteen foreign locations. Betz International, Inc., a wholly-owned domestic subsidiary of Registrant, manages Registrant's U.S. based international sales effort and holds substantially all of the stock in Registrant's Singapore, Australian, Korean, Venezuelan and Indian subsidiaries. Betz International markets to customers located primarily in the Caribbean, Central America, South America, Saudi Arabia, India, Korea, Singapore, Malaysia, Indonesia, Thailand, Australia and New Zealand. Betz Europe, Inc., a wholly-owned domestic subsidiary of Registrant, holds directly or indirectly all of the stock in Registrant's Belgian, Austrian, German, Finnish, Swedish, French, Italian and United Kingdom subsidiaries. Registrant's Canadian subsidiary, Betz Canada Inc., operates independently of Betz International and Betz Europe.
     Although Registrant does not believe that its foreign operations are presently subject to a materially greater risk than its domestic operations, Registrant's foreign operations may at any time be adversely affected by conditions outside its control including economic and political conditions. See Notes 1, 2 and 4 to Consolidated Financial Statements for certain additional information pertaining to foreign operations.
     The range of products sold by Registrant to customers located outside of the United States is substantially similar to, although not as broad in scope as, those sold in the United States. Products and services sold to foreign markets during 1994 accounted for approximately $170,400,000 or 24.1% of Registrant's consolidated net sales as compared to $153,592,000 (22.4%) in 1993 and $160,484,000 (22.7%) in 1992. Of these amounts, direct exports by Betz International from the United States to foreign markets accounted for approximately $13,629,000 or 1.9% of Registrant's consolidated net sales in 1994, as compared to $11,981,000 (1.7%) in 1993 and $10,913,000 (1.5%) in 1992.
     Excluding products and services exported directly by Betz International, sales for 1994 by foreign subsidiaries were approximately $156,771,000 or 22.1% of the Registrant's consolidated net sales. Foreign subsidiary sales in 1993 and 1992 and their percentage of Registrant's consolidated net sales were $141,611,000 (20.7%) and $149,571,000 (21.2%), respectively. Of these amounts, sales by Registrant's Canadian subsidiary amounted to $38,404,000 (5.4%) in 1994; $36,171,000 (5.3%) in 1993; and
$34,361,000 (4.9%) in 1992. The operating earnings of Registrant's foreign subsidiaries in 1994 were $22,701,000 or 3.2% of Registrant's consolidated net sales, as compared to $18,988,000 (2.8%) in 1993 and $27,069,000 (3.8%)
in 1992.
     Approximately $395,046,000 or 71.1% of Registrant's identifiable assets are attributable to its domestic operations and $160,452,000 or 28.9% are attributable to its foreign operations.

Production and Distribution
     Many of Registrant's products are produced at more than one of the twenty-two (22) production plants referred to under Item 2 ("Properties").
The particular plant from which a customer's needs are filled is generally determined on the basis of economy of freight. Most shipments to customers are made by common carriers and Registrant-owned vehicles. Under
Registrant's own liquid distribution program, formulated products are delivered directly by custom-built vehicles owned by Registrant to tanks owned by Registrant or the customer at the customer's site. This "Betz
Point of Feed (registered trademark) Delivery (POF) (registered trademark) Service" reduces the storage and handling costs of the Registrant's customers.
     The "Betz Semi-Bulk Control" (registered trademark) Program is a distribution system to augment its "Point of Feed" and drum distribution programs. It is used by all of Registrant's marketing units to serve their respective markets and involves the delivery of a restricted line of the Registrant's products to customer locations in stackable, returnable, reusable 300 and 400 gallon containers. This "Betz Semi-Bulk Control" Program offers greater convenience to those of the Registrant's customers whose volume demand or other considerations make unavailable "Betz Point of Feed Delivery Service", but who desire delivery in other than 55 gallon drums.
     In addition, Registrant operates a "Custom Distribution Service"
(CDS) (registered trademark) that offers the "Betz Point of Feed Delivery Service" to some of the Registrant's customers with smaller quantity requirements. All three of the above distribution systems eliminate the need for the handling, storage and cleaning of chemical drums.
     As most of Registrant's chemical products are shipped to customers within one week of the receipt of specific purchase orders, Registrant has no backlog of orders.

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

Research and Development - Patents, Trademarks and Licenses
     For many years the Registrant has pursued a research and development program which has resulted in the improvement of existing products and the development of new products. Although Registrant does not segregate such research and development expenditures from total laboratory and engineering costs, it estimates that expenditures for research and development during 1994 amounted to approximately $29,818,000 as compared with approximately $28,732,000 during 1993 and $28,343,000 during 1992. All of these activities were sponsored and paid for by the Registrant. Such activities were carried out in 1994 by approximately 508 professional and technical employees as compared with approximately 492 and 474 professional and technical employees in 1993 and 1992, respectively.
     As a result of its research efforts, Registrant has produced numerous chemicals, chemical formulations and equipment for which it has secured letters patent and others for which Registrant is presently seeking letters patent. Registrant also has registered various of its trademarks. Additionally, Registrant has entered into certain licensing agreements with third parties whereby Registrant has authorized others to make use of and/or sell Registrant's products or whereby Registrant has obtained such authorization with respect to the products of others. Such licensing agreements are not material. Under United States law each letter patent is effective for 17 years from the date of grant. Generally, trademark registrations are valid so long as the trademarks registered are used and renewal of the registration is timely made. Registrant's rights under its licensing agreements expire at various times in accordance with the respective terms of such agreements. Because of the highly competitive nature of the specialty chemical industry and the uniqueness of Registrant's technology in the industry, Registrant considers its rights under its patents, trademarks, and licensing agreements to be valuable assets.

Competition
     Registrant's business is highly competitive. Competition is furnished by many large and small companies which compete with Registrant to varying degrees throughout the world. The large competitors are also engaged in business areas which are not in competition with Registrant, and they do not publish sales and earnings figures which would make direct comparisons possible. However, on the basis of its experience in the industry and its estimates of sales of comparable chemical products, Management believes that Registrant is one of the largest suppliers of such products in the United States and Canada. Registrant believes that it competes effectively with its major competitors both as to service and price. From time to time, Registrant has instituted price increases on its products to cover increased costs; however, Registrant does not believe that such increases have affected its ability to compete effectively. Registrant believes that its 1994 experience with respect to increased costs was similar to that of its competitors.

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

                            Item 2 - PROPERTIES

     The Registrant's principal facilities are at the following locations:

                            Domestic Facilities
- ---------------------------------------------------------------------------
                                       Square
                             Owned    Footage
                              or        of
Location                    Leased    Facility     General Character
- ---------------------------------------------------------------------------
Bakersfield, California     Owned      55,000   Office, Plant and Warehouse
Cerritos, California        Leased     28,480   Office and Warehouse
Compton, California         Owned      36,600   Plant and Warehouse
Long Beach, California      Owned      13,000   Office
Ventura, California         Leased     10,000   Office and Laboratory
Jacksonville, Florida       Owned     117,000   Office and Laboratory
Macon, Georgia              Owned      71,000   Plant and Warehouse
Addison, Illinois           Owned      56,800   Plant and Warehouse
                            Leased     16,000   Warehouse
Reserve, Louisiana          Owned      24,000   Plant and Warehouse
New Philadelphia, Ohio      Owned     108,000   Plant and Warehouse
Trevose, Pennsylvania       Owned     198,000   Headquarters
                            Owned      46,500   W. H. and L. D. Betz
                                                  Research Center
                            Owned      50,000   Training Center,
                                                  Warehouse and
                                                  Maintenance Bldg.
                            Owned      81,000   J. D. Betz Engineering
                                                  Laboratory and Betz
                                                  Water Management Group
                                                  Laboratory
Langhorne, Pennsylvania     Owned     134,000   Plant and Warehouse
Horsham, Pennsylvania       Owned      32,500   Office and Laboratory
Horsham, Pennsylvania       Owned     126,000   Office and Limited
                                                  Production
Horsham, Pennsylvania       Owned     100,000   Office

                                       Square
                             Owned    Footage
                              or        of
Location                    Leased    Facility     General Character
- ---------------------------------------------------------------------------
Puerto Rico                 Leased     12,000   Office and Warehouse
Beaumont, Texas             Owned      82,000   Plant, Warehouse and Office
The Woodlands, Texas        Owned     120,000   Laboratory and Office
Garland, Texas              Owned      45,000   Plant and Warehouse
Orange, Texas               Owned      53,000   Plant and Warehouse
South Houston, Texas        Owned      25,000   Plant and Warehouse
Washougal, Washington       Owned      46,000   Plant and Warehouse
Cheyenne, Wyoming           Owned      35,800   Plant and Warehouse

                            Foreign Facilities

Ingleburn, New South
  Wales, Australia          Owned      31,895   Office, Plant,
                                                  Warehouse and
                                                  Laboratory
Haasrode, Belgium           Owned      38,500   Office and Laboratory
Herentals, Belgium          Owned      43,800   Office, Plant and
                                                  Laboratory
Herentals, Belgium          Owned      11,500   Office
Edmonton, Alberta, Canada   Owned      59,800   Plant, Warehouse and
                                                  Laboratory
Pointe Claire
 Quebec, Canada             Owned      90,000   Office and Plant
Kanata, Ontario, Canada     Owned      24,400   Office and Laboratory
Winsford, England           Owned      49,000   Office, Plant and
                                                  Laboratory
Crissey, France             Owned      48,000   Office and Plant
Marne la Vallee, France     Owned      21,000   Office and Laboratory
Willich, Germany            Owned      15,000   Office and Laboratory
Ferentino, Italy            Owned      35,721   Office, Plant and
                                                  Laboratory

                                       Square
                             Owned    Footage
                              or        of
Location                    Leased    Facility     General Character
- ---------------------------------------------------------------------------
Rome, Italy                 Owned      18,200   Office
Iri, Korea                  Owned      22,700   Office, Plant
                                                 and Laboratory
Singapore*                  Owned/     26,320   Office, Plant,
                            Lease                Warehouse and
                                                 Laboratory
- ----------
* In accordance with local law and custom, Registrant owns the Singapore facility but presently holds the land upon which the facility is situated under a 30 year lease, which expires in August, 2009. At such time as the lease lapses without being renewed, the office, plant and warehouse would become the property of the Singapore government. Registrant would receive no compensation therefor.


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

                    Item 3 - PENDING LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Registrant to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.
     The Registrant is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act ("SARA") with respect to thirteen (13) sites at which alleged releases or threatened releases of hazardous substances into the environment may have occurred. In response, the Registrant has been voluntarily participating with other PRPs at each of these sites to familiarize itself with site conditions, determine the nature and extent of contamination, analyze alternatives for remediation and develop a plan for clean-up. In each instance, the Registrant has participated in discussions with representatives of the EPA and other PRPs to determine its potential liability for financing necessary response actions. Although it is impossible to determine the exact cost of response activities, present information and the likelihood of contributions from other PRPs at each site indicates that the Registrant's ultimate share of remediation costs at ten (10) of the thirteen (13) sites will be less than $100,000 of the total anticipated response cost.
     At the Operating Industries, Inc. site, Monterey Park, California (the "Site"), the Registrant is a signatory to two Partial Consent Decrees among the United States of America, the State of California, the California Hazardous Substance Account and approximately four hundred (400) other parties entered in the United States District Court for the Central District of California in 1989 and 1992, respectively. Pursuant to such Partial Consent Decrees, the parties are performing remedial activities at the Site in response to alleged releases and threatened releases of hazardous substances into the environment. The Registrant, without admitting liability, agreed to an allocation of costs of approximately $279,000 to be paid over a period of seven (7) years pursuant to the 1989 Partial Consent Decree. Pursuant to the 1992 Partial Consent Decree, the Registrant agreed to pay a portion of state and federal past costs and perform necessary remedial work, and pay for oversight of such work. Although Registrant's share of such costs has not been finally determined among the parties, it is estimated that Registrant's future allocation will be approximately $180,000 payable over the next seven to nine years. Such amount, if ultimately assessed and paid, would not be material to the business of the Registrant.
     The Registrant is a third party defendant in two federal court actions in the State of New Jersey involving the Helen Kramer Landfill site in Mantua Township, New Jersey. It is alleged that the Registrant's wastes were shipped to the site from 1968 to 1971 and that two loads of municipal solid waste were sent to the site in 1981. In September, 1988 EPA estimated the chosen remedy to have a present worth cost of approximately $44 million. Actual costs have been higher; press releases issued in January, 1993 indicated costs were in the range of $90-100 million. However, in overall settlement discussions, EPA and New Jersey Department of Environmental Protection have demanded over $185 million to end the litigation. The defendants and third-party defendants await documentation of this later sum. If remedial costs exceed $100 million, the Registrant's allocation may exceed $100,000;

however, such allocation is speculative and would most likely not materially affect the Registrant's financial condition or results of operations. Presently, no allocation of costs has been determined among the PRPs, and the Registrant's ultimate allocation is still speculative.
     The Registrant is a counterclaim defendant in a lawsuit initiated by EPA seeking recovery of response costs incurred at the Artel Chemical Corporation Site in Kanawha and Putnam Counties, West Virginia. There is a total of 57 companies in the litigation. It is alleged that the Registrant used this site for the blending of certain anti-freeze chemicals used in the coal mining business. EPA estimates clean-up costs to be in the range of $100 million. The Registrant is participating in a court-approved settlement process and a final allocation is expected in 1995. The allocation of response costs attributable to the Registrant is speculative. However, such allocation would most likely not materially affect the Registrant's financial condition or results of operations.
     The Registrant is a secondary defendant in the case of Katherine Adams, et al. v. Pacific Gas and Electric, ("PG&E") et al. commenced October, 1994 in the Superior Court of California, County of Los Angeles. Plaintiffs seek money damages for alleged exposures to chromate based products sold by Registrant to PG&E for use in a cooling tower between 1952 to 1966. PG&E apparently released the water from the cooling tower to an unlined pond which in turn caused contamination of the groundwater. Registrant has been advised that PG&E has entered into a settlement agreement with the plaintiffs. Registrant denies any legal liability to plaintiffs for the acts of PG&E. Registrant also believes that adequate insurance coverage exists which would make recovery of damages, if any, by the plaintiffs unlikely to materially affect the Registrant's financial condition or results of operations.


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


                                  PART II

       Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                              SECURITY HOLDER MATTERS

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 5, Registrant hereby incorporates by reference the information contained in
Note 10 to the Consolidated Financial Statements, "Quarterly Financial Information (Unaudited)", under the captions "Cash Dividends Declared per Common Share" and "Common Share Market Prices" on page 26 of Registrant's 1994 Annual Report to its Shareholders.


                     Item 6 - SELECTED FINANCIAL DATA

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 6, Registrant hereby incorporates by reference the following information contained under the heading "Consolidated Summary of Operations" on pages 30 and 31, of Registrant's 1994 Annual Report to its Shareholders: For Fiscal Years 1990 through 1994, both inclusive, the information under the headings "Net Sales", "Net Earnings", "Earnings per Common Share", "Cash Dividends Declared per Common Share", "Total assets", and "ESOP debt".

   Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 7, Registrant hereby incorporates by reference the information contained under the heading "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" on pages 27 through 29 of Registrant's 1994 Annual Report to its Shareholders.


           Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 8, Registrant hereby incorporates by reference the consolidated financial statements included on pages 17 through 26, both inclusive, of Registrant's 1994 Annual Report to its Shareholders.


       Item 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                 PART III

         Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 10, Registrant hereby incorporates by reference the information contained under the heading "Directors and Executive Officers" on pages 2 through 6, both inclusive, of Registrant's definitive proxy statement to be used in connection with Registrant's 1995 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 8, 1995.


             Item 11 - EXECUTIVE COMPENSATION AND TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 11, Registrant hereby incorporates by reference the information contained under the headings "Executive Compensation" on pages 15 through 22, both inclusive, of Registrant's definitive proxy statement to be used in connection with Registrant's 1995 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 8, 1995.

 Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 12, Registrant hereby incorporates by reference the information contained under the heading "Ownership of Company Shares" on pages 13 and 14 of Registrant's definitive proxy statement to be used in connection with Registrant's 1995 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 8, 1995.

         Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                  PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     a. 1. and 2. The following consolidated financial statements of Betz Laboratories, Inc. and subsidiaries, included in the Annual Report of Registrant to its Shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

                                                                     Annual
                                                                     Report
                                                                    Page(s)

           Consolidated Statements of Operations--Years ended
             December 31, 1994, 1993 and 1992......................      17
           Consolidated Balance Sheets--December 31, 1994 and 1993 18-19 Consolidated Statements of Cash Flows--Years
             ended December 31, 1994, 1993 and 1992................      20
           Consolidated Statements of Common Shareholders' Equity--
             Years ended December 31, 1994, 1993 and 1992..........      21
           Notes to Consolidated Financial Statements..............   22-26

        The following consolidated financial statement schedule of Betz Laboratories, Inc. and subsidiaries is included in Item 14(d):

                                                                     Form
                                                                     10-K
                                                                    Page(s)
           Schedule II -- Valuation and Qualifying Accounts...... 17 (F-1)


        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        3.  Listing of Exhibits.

     Form 10-K
     Exhibit
     Number    Description                                             Page
     3     Articles of Incorporation and Bylaws . . . .                   *
               * The items designated Exhibit 3 to
               Registrant's Annual Report on Form 10-K
               for fiscal year 1988, (Restated Articles of Incorporation and Bylaws of Betz
               Laboratories, Inc.) as heretofore filed
               with the Securities and Exchange Commis-sion are hereby incorporated by reference as Exhibit 3 hereto.

     4     Instruments defining the rights of Security
           Holders . . . . . . . . . . . . . . . . . . .                  *
                    See Exhibit 3 hereto.

     10    Material Contracts . . . . . . . . . . . .                     *
               *The items designated Exhibit 10 to Registrant's
               Annual Report on Form 10-K for fiscal year 1992
               ("Guidelines For Betz Laboratories, Inc. Corporate
               Discretionary Senior Executive Officer Bonus Plan;
               Corporate Discretionary Executive Officer Bonus
               Plan; Corporate Discretionary Officer Bonus Plan;
               and Corporate Discretionary Key Employee Bonus
               Plan"); the item designated as Exhibit A to
               Registrant's definitive Proxy Statement dated
               March 8, 1995 ("Stock Incentive Plan");
               the item designated Exhibit A to Registrant's
               definitive Proxy Statement dated March 5, 1982
               ("Stock Option Plan"); and the item designated
               Exhibit B to Registrant's definitive Proxy
               Statement dated March 8, 1995 ("Stock Option Plan
               of 1987"); all as heretofore filed with the
               Securities and Exchange Commission are hereby
               incorporated by reference as Exhibit 10 hereto.
     11    Statement regarding computation of per share earnings        18
     13    Registrant's 1994 Annual Report to Shareholders              19
           [only those portions specifically incorporated in this Annual Report on Form 10-K are to be deemed as filed with the Commission].

     21    Subsidiaries of Registrant.............................      54
     23    Consent of Independent Auditors........................      55
     27    Financial Data Schedule................................      56

     b. Reports on Form 8K
        None





BETZ LABORATORIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994
(In thousands)


- -----------------------------------------------------------------------------------------------------------------------------------
               COL. A              COL. B                             COL. C                  COL. D               COL. E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                    --------------------------------------
                                                           (1)                  (2)
                            BALANCE AT BEGINNING    CHARGED TO COSTS     CHARGED TO OTHER    DEDUCTIONS--      BALANCE AT END
      DESCRIPTION                OF PERIOD            AND EXPENSES      ACCOUNTS--DESCRIBE    DESCRIBE            OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful
  Accounts Receivable
  deducted from Trade
  Accounts Receivable:

    Year Ended
      December 31, 1994          $ 2,698               $   322               $  --            $  327 (A)           $ 2,693
                                 =======               =======               =====            ==========           =======
    Year Ended
      December 31, 1993          $ 2,880               $ 1,140               $  --            $1,322 (A)           $ 2,698
                                 =======               =======               =====            ==========           =======
    Year Ended
      December 31, 1992          $ 2,428               $   822               $  --            $  370 (A)           $ 2,880
                                 =======               =======               =====            ==========           =======
Accrued Restructuring Costs
  Included in Long-Term and
  Current Liabilities:

   Year Ended
     December 31, 1994           $10,657               $    --               $  --            $5,408 (B)           $ 5,249
                                 =======               =======               =====            ==========           =======
   Year Ended
     December 31, 1993           $    --               $16,196               $  --            $5,539 (B)           $10,657
                                 =======               =======               =====            ==========           =======
   Year Ended
     December 31, 1992           $    --               $    --               $  --            $   --               $    --
                                 =======               =======               =====            ==========           =======

(A)  Principally accounts written off.
(B)  Fixed assets written off and cash expenditures.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETZ LABORATORIES, INC.

By:  s/ William R. Cook                       Date: March 28, 1995
   ----------------------------------
     William R. Cook,
     President and
     Chief Executive Officer

By:  s/ R. Dale Voncanon                      Date: March 28, 1995
   ----------------------------------
     R. Dale Voncanon,
     Vice President - Finance and
     Treasurer (Principal Financial
     and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  s/John F. McCaughan                      Date: March 28, 1995
   ----------------------------------
     John F. McCaughan,
     Director

By:  s/John W. Boyer, Jr.                     Date: March 28, 1995
   ----------------------------------
     John W. Boyer, Jr.,
     Director

By:  s/Patrick F. Brennan                     Date: March 28, 1995
   ----------------------------------
     Patrick F. Brennan,
     Director

By:  s/Carolyn S. Burger                      Date: March 28, 1995
   ----------------------------------
     Carolyn S. Burger,
     Director

By:  s/George A. Butler                       Date: March 28, 1995
   ----------------------------------
     George A. Butler,
     Director

By:  s/William R. Cook                        Date: March 28, 1995
   ----------------------------------
     William R. Cook,
     Director

By:  s/John A. Miller                         Date: March 28, 1995
   ----------------------------------
     John A. Miller,
     Director

By:  s/John Quarles                           Date: March 28, 1995
   ----------------------------------
     John Quarles,
     Director

By:  s/John A. H. Shober                      Date: March 28, 1995
   ----------------------------------
     John A. H. Shober,
     Director

By:  s/Geoffrey Stengel, Jr.                  Date: March 28, 1995
   ----------------------------------
     Geoffrey Stengel, Jr.,
     Director

By:  s/Robert L. Yohe                         Date: March 28, 1995
   ----------------------------------
     Robert L. Yohe,
     Director

                     FINANCIAL REPORT
                  Betz Laboratories, Inc.


TO OUR SHAREHOLDERS:

     The management of Betz Laboratories, Inc. is responsible for the preparation and presentation of the financial statements and other financial information contained in the Annual Report. The financial statements include amounts that are based on management's best estimates and judgments. These statements have been prepared in conformity with generally accepted accounting principles and have been audited by Ernst & Young LLP, independent auditors.
     The Company and its subsidiaries maintain adequate accounting systems and financial controls. The quality and scope of our accounting systems and financial controls are augmented by ongoing internal audit programs. In addition, the Audit Committee of the Board of Directors periodically meets with management, our internal audit group and representatives of Ernst & Young LLP to discuss financial reporting matters as well as to review auditing and internal control procedures.

R. Dale Voncannon
Vice President -- Finance and Treasurer
January 27, 1995



REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Betz Laboratories, Inc.

     We have audited the accompanying consolidated balance sheets of Betz Laboratories, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Betz Laboratories, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
     As discussed in the Notes to Consolidated Financial Statements, in 1993 the Company changed its methods of accounting for income taxes (Note
2) and postretirement benefits other than pensions (Note 9) and changed its method of calculating asset values used in the determination of pension expense (Note 3).


Ernst & Young LLP
Philadelphia, Pennsylvania
January 27, 1995

CONSOLIDATED STATEMENTS OF OPERATIONS
Betz Laboratories, Inc.

                                                                  Year Ended December 31
                                                         --------------------------------------
(In thousands, except per share amounts)                   1994           1993           1992
- -----------------------------------------------------------------------------------------------
Net Sales                                                $708,286       $684,872       $706,972
Operating Costs and Expenses:
  Cost of products sold                                   252,514        237,530        241,396
  Selling, research and administrative expenses           338,267        329,860        334,312
  Provision for restructuring                                  --         16,196             --
                                                         --------       --------       --------
                                                          590,781        583,586        575,708
                                                         --------       --------       --------
                                   OPERATING EARNINGS     117,505        101,286        131,264

Other Income (Expense):
  Investment and other income                               3,617          2,927          3,228
  Interest expense                                           (178)          (143)          (321)
                                                         --------       --------       --------
                                                            3,439          2,784          2,907
                                                         --------       --------       --------
                     EARNINGS BEFORE INCOME TAXES AND
              CUMULATIVE EFFECT OF ACCOUNTING CHANGES     120,944        104,070        134,171

Income Taxes                                               47,773         40,691         52,124
                                                         --------       --------       --------

                   EARNINGS BEFORE CUMULATIVE EFFECT
                               OF ACCOUNTING CHANGES       73,171         63,379         82,047

Cumulative effect of accounting changes:
  Income taxes                                                 --          3,600             --
  Retiree health care, net of $1,700 income taxes              --         (2,700)            --
  Pension, net of $780 income taxes                            --          1,241             --
                                                         --------       --------       --------
                                                               --          2,141             --
                                                         --------       --------       --------
                                        NET EARNINGS     $ 73,171       $ 65,520       $ 82,047
                                                         ========       ========       ========

Primary earnings per Common Share:
  Before cumulative effect of accounting changes         $   2.43       $   2.05       $   2.71
  Accounting changes                                           --            .07             --
                                                         --------       --------       --------
                   Primary earnings per Common Share     $   2.43       $   2.12       $   2.71
                                                         ========       ========       ========
Fully diluted earnings per Common Share:
  Before cumulative effect of accounting changes         $   2.30       $   1.95       $   2.58
  Accounting changes                                           --            .07             --
                                                         --------       --------       --------
             Fully diluted earnings per Common Share     $   2.30       $   2.02       $   2.58
                                                         ========       ========       ========
Average number of Common Shares:
  Primary                                                  28,108         28,576         28,474
                                                         ========       ========       ========
  Fully diluted                                            30,885         31,331         31,221
                                                         ========       ========       ========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Betz Laboratories, Inc.

                                                                December 31
                                                       -----------------------
(Dollars in thousands, except per share amounts)         1994           1993
- ------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $ 43,926       $ 43,921
  Trade accounts receivable, less allowances:
    1994 -- $2,693; 1993 -- $2,698                      121,660        102,882
  Inventories:
    Finished products and goods purchased for resale     19,491         17,155
    Raw materials                                        20,133         20,191
                                                       --------       --------
                                                         39,624         37,346

  Prepaid expenses and other                             24,666         24,486
                                                       --------       --------
                                TOTAL CURRENT ASSETS    229,876        208,635


PROPERTY, PLANT AND EQUIPMENT --  at cost
  Buildings                                             172,833        155,781
  Machinery and equipment                               396,074        360,426
  Allowance for depreciation                           (291,588)      (253,881)
                                                       --------       --------
                                                        277,319        262,326

  Land                                                   22,056         21,146
  Construction in progress
    (estimated cost to complete -- $17,230)               9,573         17,270
                                                       --------       --------
                                                        308,948        300,742


OTHER ASSETS
  Investments and other                                  10,256          7,223
  Intangibles -- at cost, less amortization:
    1994 -- $2,855; 1993 -- $2,513                        6,418          4,529
                                                       --------        -------
                                                         16,674         11,752
                                                       --------        -------
                                                       $555,498       $521,129
                                                       ========       ========

                                                               December 31
                                                       -----------------------
                                                           1994          1993
- ------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                               $ 30,740       $ 32,554
  Payroll and related taxes                              24,010         17,727
  Accrued expenses                                       20,305         24,577
  Income taxes                                           12,587          6,838
  Dividends payable                                      10,031          9,845
  Current portion of ESOP debt                            1,000            500
                                                       --------       --------
                           TOTAL CURRENT LIABILITIES     98,673         92,041

ESOP DEBT -- less portion classified as current          96,500         97,500

LONG-TERM LIABILITIES
  Income taxes                                           20,765         21,998
  Other                                                  15,602         10,271
                                                       --------       --------
                                                         36,367         32,269

SHAREHOLDERS' EQUITY
  Preferred Shares -- Authorized -- 1,000,000 shares,
    $.10 par value, voting Series A ESOP Convertible,
    8% Cumulative, stated at aggregate liquidation
    preference; Issued: 1994 -- 492,167 shares;
    1993 -- 496,005 shares                               98,433         99,201
  Guarantee of related ESOP debt                        (92,834)       (94,101)
                                                       --------       --------
                                                          5,599          5,100

  Common Shareholders' Equity:
    Common Shares -- Authorized -- 90,000,000
      shares, $.10 par value; Issued (including
      treasury shares): 1994 -- 33,649,527 shares;
      1993 -- 33,654,715 shares                           3,365          3,365
    Capital in excess of par value of shares             81,802         78,667
    Retained earnings                                   423,519        394,726
    Cost of Common Shares in treasury:
      1994 -- 5,784,899 shares;
      1993 -- 5,527,310 shares                         (187,523)      (170,442)
    Unearned compensation                                (5,521)        (7,773)
    Foreign currency translation adjustments              2,717         (4,324)
                                                       --------       --------
                         COMMON SHAREHOLDERS' EQUITY    318,359        294,219
                                                       --------       --------
                          TOTAL SHAREHOLDERS' EQUITY    323,958        299,319
                                                       --------       --------
                                                       $555,498       $521,129
                                                       ========       ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Betz Laboratories, Inc.

                                                                 Year Ended December 31
                                                         --------------------------------------
(In thousands)                                             1994           1993           1992
- -----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net earnings                                           $ 73,171       $ 65,520       $ 82,047
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                        45,111         42,083         38,883
      Compensation and employee benefit plans               8,554          4,707          5,569
      Income taxes                                          1,588          2,575          8,924
      Provision for restructuring                              --         16,196             --
      Cumulative effect of accounting changes                  --         (2,141)            --
      Other, net                                           (1,112)          (745)            --
      Changes in operating assets and liabilities:
        Accounts receivable                               (18,778)         3,192        (12,909)
        Inventories                                        (2,318)        (2,959)            12
        Prepaid expenses and other                            282         (2,590)        (2,253)
        Accounts payable and accrued expenses               7,801         (5,665)        (5,603)
                                                         --------       --------       --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES      114,299        120,173        114,670

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment          (55,024)       (63,212)       (74,290)
  Proceeds from sales of long-term assets                   9,081         11,718             --
  Purchases of long-term investments                       (3,494)            --             --
  Other, net                                               (1,645)          (258)           129
                                                         --------       --------       --------
               NET CASH USED IN INVESTING ACTIVITIES      (51,082)       (51,752)       (74,161)

FINANCING ACTIVITIES
  Dividends paid                                          (47,480)       (47,206)       (44,970)
  Proceeds from issuance of common shares,
    including treasury shares                               3,064          1,955          5,665
  Purchase of treasury shares                             (19,995)       (22,432)       (10,696)
  Principal payments on ESOP debt                            (500)          (500)          (500)
  Retirement of ESOP preferred shares                        (516)          (370)          (489)
                                                         --------       --------       --------
               NET CASH USED IN FINANCING ACTIVITIES      (65,427)       (68,553)       (50,990)
  Effect of exchange rate changes on cash                   2,215         (2,310)        (2,165)
                                                         --------       --------       --------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            5         (2,442)       (12,646)
  Cash and Cash Equivalents at Beginning of Year           43,921         46,363         59,009
                                                         --------       --------       --------
            CASH AND CASH EQUIVALENTS AT END OF YEAR     $ 43,926       $ 43,921       $ 46,363
                                                         ========       ========       ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
Betz Laboratories, Inc.

                                                                           Capital                                        Foreign
                                        Number of Shares                 in Excess of                          Unearned   Currency
(Dollars in thousands,                Common      Treasury      Common   Par Value    Retained    Treasury     Compen-   Translation
except per share amounts)             Shares       Shares       Shares   of Shares    Earnings     Shares       sation   Adjustments
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1992          33,684,734   5,217,089      $3,368     $68,531    $333,841  $(145,131)   $(11,460)     $6,659
 Net earnings                                                                           82,047
 Dividends on preferred shares
  ($16.00 per share)                                                                    (7,964)
 Tax benefit on preferred shares                                                         2,946
 Dividends on common shares
  ($1.33 per share)                                                                    (37,865)
 Reacquired common shares                          200,000                                         (10,696)
 Reissue of treasury shares to
  stock plans                                     (271,007)                  2,292                   5,277     (2,668)
 Shares cancelled through
  stock plans                          (18,243)                     (1)
 Tax benefits related to
  stock plans                                                                4,701
 Stock grants expensed                                                                                          4,617
 Currency translation adjustments                                                                                          (4,896)
                                    ----------   ---------      ------     -------    --------   ---------    -------     -------
Balance at December 31, 1992        33,666,491   5,146,082       3,367      75,524     373,005    (150,550)    (9,511)      1,763
 Net earnings                                                                           65,520
 Dividends on preferred shares
  ($16.00 per share)                                                                    (7,948)
 Tax benefit on preferred shares                                                         3,554
 Dividends on common shares
  ($1.39 per share)                                                                    (39,405)
 Reacquired common shares                          505,200                                         (22,432)
 Reissue of treasury shares to
  stock plans                                     (123,972)                  1,013                   2,540     (2,231)
 Shares cancelled through
  stock plans                          (11,776)                     (2)
 Tax benefits related
  to stock plans                                                             2,130
 Stock grants expensed                                                                                          3,969
 Currency translation adjustments                                                                                          (6,087)
                                    ----------   ---------      ------     -------    --------   ---------    -------     -------
Balance at December 31, 1993        33,654,715   5,527,310       3,365      78,667     394,726    (170,442)    (7,773)     (4,324)
 Net earnings                                                                           73,171
 Dividends on preferred shares
  ($16.00 per share)                                                                    (7,905)
 Tax benefit on preferred shares                                                         3,288
 Dividends on common shares
  ($1.43 per share)                                                                    (39,761)
 Reacquired common shares                          400,000                                         (19,995)
 Reissue of treasury shares
  to stock plans                                  (142,411)                  1,359                   2,914       (928)
 Shares cancelled through
  stock plans                          (5,188)                                (230)                               230
 Tax benefits related to
  stock plans                                                                2,006
 Stock grants expensed                                                                                           2,950
 Currency translation adjustments                                                                                            7,041
                                    ----------   ---------      ------     -------    --------  ---------    --------     --------
Balance at December 31, 1994        33,649,527   5,784,899      $3,365     $81,802    $423,519  $(187,523)   $ (5,521)      $2,717
                                    ==========   =========      ======     =======    ========  =========    ========     ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Betz Laboratories, Inc.

1 Summary of Significant Accounting Policies
     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany items and transactions are eliminated from the consolidated statements.
     Foreign Operations -- The Company follows the practice of using a November 30 fiscal year for all foreign subsidiaries in order to expedite the year-end closing.
     Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates their fair value at December 31, 1994.
     Inventories -- Inventories are stated at the lower of cost or market. Cost of approximately 70 percent of the inventory is determined by the last-in, first-out (LIFO) method, the balance by the first-in, first-out
(FIFO) method. If the FIFO method of inventory accounting had been used for all inventory, amounts would have been approximately $10,681,000 and $10,419,000 higher than reported at December 31, 1994 and December 31, 1993, respectively.
     Depreciation -- Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Depreciation expense for the three years ended December 31, 1994, 1993 and 1992 is $44,769,000, $41,758,000 and $38,528,000, respectively.
     Investments -- Marketable equity securities and cash surrender value of officers' life insurance policies are recorded at fair value. All other investments are generally carried at cost.
     Intangible Assets -- Intangible assets consist primarily of cost in excess of net assets of acquired businesses. Amortization is computed by the straight-line method generally over 40 years.
     Foreign Currency Exposure Management -- The Company, through its foreign subsidiaries, is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of the income of its foreign subsidiaries. During 1994, the Company purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its cash flow and unremitted income from certain of its foreign subsidiaries. The forward contracts are marked to market and resulting adjustments are recorded directly in income.
     At December 31, 1994, the Company had forward exchange contracts, all having original maturities of less than twelve months, to exchange various foreign currencies for U.S. dollars in the amount of $3,352,000. The unrealized gains reflected in the financial statements at December 31, 1994 are $54,000.
     Research and Development -- Research and development costs ($29,818,000 in 1994, $28,732,000 in 1993 and $28,343,000 in 1992) are
charged to expense as incurred.
     Per Share Amounts -- Primary earnings per Common Share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing primary earnings per Common Share, preferred stock dividends, net of related income tax benefit, reduce income available to common shareholders. In computing fully diluted earnings per Common Share, conversion of the Series A ESOP Convertible Preferred Shares is assumed.

2 Income Taxes
     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standard No. 109, "Accounting for Income Taxes." As permitted under the new rules, 1992 financial statements have not been restated.
     The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $3,600,000. The effect on 1993 earnings before cumulative effect of accounting changes was not material.
     The components of earnings before income taxes and cumulative effect of accounting changes consists of the following (in thousands):

                                      1994           1993           1992
- --------------------------------------------------------------------------
Domestic                            $ 90,613       $ 75,232       $ 99,316
Foreign                               30,331         28,838         34,855
                                    --------       --------       --------
                                    $120,944       $104,070       $134,171
                                    ========       ========       ========

     The provision for income taxes consists of the following (in thousands):
                                                                  Deferred
                                       Liability Method            Method
                                    -----------------------      ---------
                                      1994           1993           1992
- --------------------------------------------------------------------------
Current:
  Federal                            $34,837        $28,879        $32,985
  State                                4,291          5,505          5,360
  Foreign                             10,222          9,894         12,730
                                     -------        -------        -------
Total Current                         49,350         44,278         51,075

Deferred:
  Federal                             (1,924)        (2,507)         1,013
  State                                 (145)          (532)            75
  Foreign                                492           (548)           (39)
                                     -------        -------        -------
Total Deferred                        (1,577)        (3,587)         1,049
                                     -------        -------        -------
Total Taxes                          $47,773        $40,691        $52,124
                                     =======        =======        =======

      A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

                                       1994           1993           1992
- --------------------------------------------------------------------------
Federal tax rate                       35.0%          35.0%          34.0%
State and local taxes, net
  of federal income taxes               2.3            3.2            2.8
Other items                             2.2            0.9            2.0
                                       -----          -----          -----
Effective income tax rate              39.5%          39.1%          38.8%
                                       =====          =====          =====

     Deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                      1994          1993
- --------------------------------------------------------------------------
Deferred Tax Assets:
  Stock and benefit plans                          $  8,400       $  5,763
  Nondeductible expenses                              5,221          7,395
  Tax carryforwards                                     366          2,788
    Other                                             2,981          3,165
                                                   --------       --------
    Total Deferred Tax Assets                        16,968         19,111
     Valuation allowance for deferred tax assets       (366)        (3,095)
                                                   --------       --------
    Net Deferred Tax Assets                          16,602         16,016
Deferred Tax Liabilities:
  Tax over book depreciation                        (28,635)       (29,913)
  Other                                                (704)          (290)
                                                   --------       --------
    Total Deferred Tax Liabilities                  (29,339)       (30,203)
                                                   --------       --------
    Net Deferred Tax Liabilities                   $(12,737)      $(14,187)
                                                   ========       ========

     In 1994 and 1993, prepaid expenses and other includes deferred tax assets of $7,683,000 and $7,712,000 and investments and other includes deferred tax assets of $345,000 and $99,000, respectively. The balance of $20,765,000 and $21,998,000 is included in long-term liabilities - income taxes on the balance sheet.
     At December 31, 1994, the Company has capital loss carryforwards of $1,046,000 for income tax purposes that expire in the years 1995 through 1998.
     The Company made income tax payments of $39,299,000, $43,087,000 and $42,122,000 for the years 1994, 1993 and 1992, respectively.
     The Company has not provided United States income taxes on $79,865,000 of unremitted earnings of foreign subsidiaries because management views such earnings as being indefinitely invested.

3 Employee Retirement Plans
     The Company has defined benefit plans to provide pension benefits to substantially all of its employees. The benefits are primarily based on years of service and the employee's final average compensation. The Company's funding policy is to contribute an amount annually based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. Plan assets are principally invested in listed common stocks, bonds and common trust funds.
     Effective January 1, 1993, the Company changed its method of calculating the value of assets of its pension plan for purposes of determining annual pension costs under Financial Accounting Standard No.
87. This calculated value is the basis for computing the annual expected return on plan assets and the net amortization and deferral component of pension costs. This calculated value recognizes changes in fair value of assets over three years (previously five years). The new method, which also changes the manner in which such changes in fair value are recognized over the three-year period, is preferable because, in the Company's situation, it produces a calculated value which more closely approximates fair value, and is therefore more sensitive to the current economic environment, while still mitigating the effect of extreme market value fluctuations.
     The cumulative effect on years prior to 1993 was $1,241,000 (net of taxes of $780,000), or $.04 per share, which is a one-time, noncash increase in net income for 1993. The effect of this change on 1993 results of operations and the pro forma effects on results of operations for 1992 are not material.
     Net periodic pension expense (excluding the cumulative effect of the accounting change) for the Company's defined benefit plans consists of the following (in thousands):

                                       1994           1993           1992
- --------------------------------------------------------------------------
Service cost                         $ 9,070        $ 6,262        $ 5,707
Interest cost                         12,558         10,907          9,763
Return on plan assets                (12,327)       (11,469)       (11,055)
Net amortization and deferral            623          1,477          3,457
                                     -------        -------        -------
Net periodic pension expense         $ 9,924        $ 7,177        $ 7,872
                                     =======        =======        =======

     The following table sets forth the actuarial present value of benefit obligations and funded status at December 31 for the Company's plans (in thousands):

                                                    1994           1993
- -------------------------------------------------------------------------
Actuarial present value of benefit
  obligations:
    Vested benefits                              $(113,075)     $(113,256)
    Nonvested benefits                              (6,419)        (6,900)
                                                 ---------      ---------
    Accumulated benefit obligation                (119,494)      (120,156)
    Effect of projected future salary
      increases                                    (42,262)       (47,628)
                                                 ---------      ---------

Projected benefit obligation                      (161,756)      (167,784)
Plan assets at fair value                          140,580        142,069
                                                 ---------      ---------

Projected benefit obligation in excess
  of plan assets                                   (21,176)       (25,715)
Unrecognized net loss                                8,389         18,953
Unrecognized prior service cost                      6,244          6,970
Other                                                  614         (2,418)
                                                 ---------      ---------

Net pension liability included in
     the balance sheet                           $  (5,929)     $  (2,210)
                                                 =========      =========

     Assumptions used to develop the Company's net periodic pension expense and the actuarial present value of benefit obligations were as follows:
                                                 December 31
                                       1994           1993           1992
- --------------------------------------------------------------------------
Discount rate                           8.5%          7.25%          8.75%
Rate of increase
  in compensation levels                5.0%           5.0%           5.0%
Long-term rate of return
  on plan assets                       9.25%           9.5%           9.5%


4 Segment and Geographic Information
     The Company operates principally in one industry segment which includes the development, manufacture and sale of specialty chemical products used to treat industrial water and industrial processes using water.
     The Company's areas of operation outside of the United States and Europe principally include Canada, the Caribbean and the Pacific. No one single foreign country in which the Company produces or markets its products is significant to consolidated operations. No single customer accounts for more than 10 percent of the Company's revenues.
     Information about the Company's operations in different geographic locations is shown below.

                         United                      Other        Consoli-
1994                     States       Europe        Foreign        dated
- --------------------------------------------------------------------------
 Net sales              $551,515      $92,994        $63,777      $708,286
 Operating earnings       94,804       13,303          9,398       117,505
 Identifiable assets     395,046      102,885         57,567       555,498

1993
- --------------------------------------------------------------------------
 Net sales              $543,261      $84,613        $56,998      $684,872
 Operating earnings       82,298        9,905          9,083       101,286
 Identifiable assets     399,927       75,928         45,274       521,129

1992
- --------------------------------------------------------------------------
 Net sales              $557,401      $96,168        $53,403      $706,972
 Operating earnings      104,195       16,140         10,929       131,264
 Identifiable assets     397,306       75,149         38,162       510,617

     United States identifiable assets include $27,000,000, $32,100,000 and $49,500,000 of cash and cash equivalents, marketable securities and other investments at December 31, 1994, 1993 and 1992, respectively. These assets are available for general corporate purposes.
     Direct export sales of $13,629,000, $11,981,000 and $10,913,000 for the years 1994, 1993 and 1992, respectively, are included in United States net sales.

5 Stock Option, Stock Incentive and Shareholder Rights Plans

     Option Plans -- Options granted under the Company's Stock Option Plans are at the fair value at the date of grant. The period during which these options become exercisable ranges from date of grant to two years after date of grant. Unexercised options expire ten years after date of grant. No individual may receive an option if that individual owns (or would own if options were exercised) stock possessing 5 percent of the voting power or value of all classes of stock of the Company.
     Option activity is summarized as follows:

                                      Number of            Option Price
                                       Shares                per Share
- ----------------------------------------------------------------------------
Outstanding at January 1, 1992        1,340,006         $15.125  -   $58.50
 Granted                                358,681          53.875  -    60.50
 Exercised                             (240,972)         15.125  -    56.75
                                      --------
Outstanding at December 31, 1992      1,457,715          15.50   -    60.50
 Granted                                612,641          43.625  -    59.00
 Cancelled                              (20,619)         33.50   -    60.50
 Exercised                              (76,797)         15.50   -    58.25
                                      --------
Outstanding at December 31, 1993      1,972,940          17.375  -    60.50
 Granted                                727,746          43.25   -    49.625
 Cancelled                              (25,490)         33.50   -    60.00
 Exercised                             (110,927)         17.375  -    46.75
                                      --------
Outstanding at December 31, 1994      2,564,269         $17.375  -   $60.50
                                     ==========
Exercisable at December 31, 1994      1,947,412
                                     ==========

     At December 31, 1994, the Company had remaining an aggregate of 2,471,634 Common Shares reserved for issuance under its Stock Option Plans.
     The Board of Directors has adopted amendments to the Employee Stock Option Plan of 1987 which provide for an additional 2,000,000 shares of the Company's common stock to be used for granting stock options to employees and members of the Board of Directors until April 13, 2005. These actions are subject to approval by the shareholders at the 1995 Annual Meeting.
     Incentive Plan -- The Employee Stock Incentive Plan provides that up to 2,500,000 shares of common stock may be granted to April 11, 2001, at the discretion of the Board of Directors, to key employees at no cost to the employees. The Company granted 20,098, 48,504 and 47,573 shares during 1994, 1993 and 1992, respectively. Key employees receiving grants are entitled to receive dividends, but assumption of full beneficial ownership is contingent at the time of grant. In the event the employee does not remain in continuous employment for the periods stipulated, the shares are cancelled and revert to the Company for reissuance under the Plan.
     The aggregate fair market value of the shares granted under this Plan is considered unearned compensation at the time of grant and compensation is earned ratably over the stipulated period.
     The Board of Directors has adopted an amendment to the Employee Stock Incentive Plan which provides for the grant of incentive stock to non-employee Directors and to extend the date for the grant of shares to April 13, 2005. This action is subject to approval by the shareholders at the 1995 Annual Meeting.
     At December 31, 1994, the Company had remaining an aggregate of 642,197 Common Shares available for issuance under its Employee Stock Incentive Plan.
     Common Stock Shareholder Rights Plan -- On September 8, 1988, the Board of Directors declared a distribution of one Stock Purchase Right for each Common Share outstanding. Each right will entitle the holder to buy from the Company a unit consisting of one Common Share at an exercise price of $75 per unit. The rights become exercisable ten days after a public announcement that a person or group has acquired 20 percent or more of the Company's Common Shares or has commenced a tender offer for 20 percent or more of the Common Shares. The rights may be redeemed prior to becoming exercisable by action of the Board of Directors at a redemption price of $.01 per right. If more than 20 percent of the Company's Common Shares become held by a beneficial owner, other than pursuant to an offer deemed in the best interests of the shareholders by the Company's independent directors, each right may be exercised for Common Shares, or other property, of the Company having a value of twice the exercise price of each right. If the Company is acquired by any person after the rights become exercisable, each right will entitle its holder to receive common shares of the acquiring company having a market value of twice the exercise price of each right. The rights expire on September 19, 1998.

6 Employee Stock Ownership (ESOP) and 401(k) Plan
     In 1989, the Company established an ESOP and a related trust as a long-term benefit for substantially all of its domestic employees. This plan supplements the Company's employee retirement plan. Under this plan, the Company sold 500,000 shares of a new Series A ESOP Convertible Preferred Stock to the trust for $100,000,000. The Company arranged for and guaranteed a loan of $100,000,000 to the trust for the purchase of the preferred stock. Proceeds of the loan were primarily used for the purchase of common treasury stock to be used for future conversion and redemption of the preferred stock, which is presently convertible into 2,757,000 shares of common stock. The loan and guarantee are recorded in the Company's consolidated balance sheets as long-term debt and a reduction in shareholders' equity.
     Effective January 1, 1990, the Company's 401(k) program was integrated into the Employee Stock Ownership Plan. Employees may invest 2 to 15 percent of eligible compensation. Company matches, equal to 25 percent of the first 4 percent of employees' investments, fully vest to employees upon the completion of 5 years of service. The Company's matching contributions, which are included in ESOP expense, are made in the form of the ESOP Convertible Preferred Stock. The fair value of such matching contributions amounted to $1,365,000 in 1994, $1,411,000 in 1993 and $1,224,000 in 1992.
     After satisfying the 401(k) matching contributions, the remaining shares of ESOP stock are allocated to each participant based on the ratio of the participant's compensation to total compensation of all participants. During 1994, 3,838 shares of the Preferred Stock were converted to Common Shares by plan participants and permanently retired. The number of shares allocated and unallocated at December 31 are as follows:

                                                     1994           1993
- --------------------------------------------------------------------------
Allocated                                           102,884         85,096
Unallocated                                         389,283        410,909
                                                    -------        -------
Total shares held by ESOP                           492,167        496,005
                                                    =======        =======

     The Company is required to make quarterly contributions to the Plan which enable the trust to service its indebtedness. Net ESOP cost for the Company is comprised of the following elements (in thousands):

                                      1994           1993           1992
- --------------------------------------------------------------------------
ESOP expense                         $ 9,163        $ 9,210        $ 9,321
Preferred dividends (charged to
  retained earnings)                  (7,905)        (7,947)        (7,964)
                                     -------        -------        -------
ESOP expense charged to
  earnings                           $ 1,258        $ 1,263        $ 1,357
                                     =======        =======        =======
ESOP debt interest expense
  at 8.08% for 1994 and 1993;
  8.15% for 1992                     $ 7,897        $ 7,937        $ 8,047
                                     =======        =======        =======
ESOP contributions                   $ 8,398        $ 8,441        $ 8,548
                                     =======        =======        =======

     The ESOP expense is calculated using the 80-percent-of-shares-allocated method. To the extent that this expense exceeds the ESOP's annual debt service requirements, an adjustment is made to the shareholders' equity reduction to reflect the cumulative effect of the excess charges ($7,166,000, $5,899,000 and $4,626,000 in 1994, 1993 and 1992,
respectively).
     The ESOP debt matures on June 19, 2009 and requires principal payments as follows: in each of the years 1995-1999 -- $1,000,000. The Company is obligated to maintain, among other things, certain levels of tangible net worth and interest coverage, and not to exceed a maximum funded debt level. The fair value of the ESOP debt approximates $92,000,000, which was estimated using discounted cash flow analyses, based on quoted market rates for similar obligations.
     Amounts paid by the Company to the ESOP which are characterized as interest expense in the accompanying financial statements and interest on other indebtedness amounted to $1,263,000, $1,331,000 and $1,376,000 for the years 1994, 1993 and 1992, respectively. Capitalized interest amounted to $1,085,000, $1,188,000 and $1,055,000 in 1994, 1993 and 1992,
respectively.

7 Long-Term Leases
     Total rental expense for all leases amounted to $13,971,000 in 1994, $13,270,000 in 1993 and $12,064,000 in 1992. The future rental commitments, primarily for automobiles, as of December 31, 1994 for all noncancelable leases are: 1995 -- $9,117,000, 1996 -- $4,174,000, 1997 -- $1,032,000,
1998 -- $167,000, 1999 -- $113,000 and $1,040,000 thereafter.

8 Provision for Restructuring
     The $16,196,000 provision for restructuring recorded in 1993 was for the estimated costs associated with the Company's decision to lower operating costs on a prospective basis and reorganize the Company's marketing efforts on a global basis. The provision included $5,171,000 for asset writedowns and $11,025,000 for personnel reductions, globalization of marketing efforts and other anticipated restructuring costs. At December 31, 1994, $3,622,000 and $1,627,000 of accrued restructuring costs are included in accrued expenses and other deferred credits, respectively.

9 Postretirement Benefits
     The Company pays limited medical and dental insurance premiums on behalf of certain early retirees as well as providing a small life insurance benefit for certain retirees. Prior to 1993, the cost of these benefits, which was not significant, was charged to expense when incurred.
     Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 106. Under this Standard, the Company recognizes the cost of postretirement benefits over the active service period of its employees. The Company elected to recognize the transition obligation, which represents the previously unrecognized prior service cost, as a one-time noncash charge of $2,700,000 to net earnings in the first quarter of 1993. This charge was net of a $1,700,000 deferred tax benefit.
     The following table sets forth the plans' status at December 31:
     Accumulated postretirement benefit obligation (in thousands):

                                                      1994          1993
- --------------------------------------------------------------------------
Retirees                                           $(1,186)       $(1,000)
Active plan participants                            (7,499)        (5,000)
                                                   -------        -------
Accumulated postretirement benefit obligation       (8,685)        (6,000)
Unrecognized net loss                                2,647          1,100
Unrecognized prior service cost                        249             --
                                                   -------        -------
Postretirement benefit liability included
  in balance sheet                                 $(5,789)       $(4,900)
                                                   =======        =======

     Such benefit obligation is unfunded.
     The components of net periodic postretirement benefit cost follow (in thousands):

                                                     1994           1993
- --------------------------------------------------------------------------
Service cost                                         $  543         $  180
Interest cost on accumulated benefit
  obligation                                            547            320
Net amortization and other                              191             --
                                                    -------         ------
Net periodic postretirement benefit costs           $ 1,281         $  500
                                                    =======         ======

     The estimated cash expenses for these benefits is approximately $222,000 for 1994 and $120,000 in 1993 and 1992.
     To more accurately reflect expected claims payments in the future, some assumptions changed which increased the Company's 1994 net periodic postretirement benefit cost approximately $490,000. Changes were made to the retirement age scale, the percentage of participants and participants' spouses electing benefits and the method of credibility weighting between actual claims and expected claims. The medical trend assumption was changed from 13% in 1993 grading down to 6% by .5% per year to 11.0% in 1994 grading down to 5% by .5% per year. An increase of 1% in the health care cost trend assumption would increase the accumulated postretirement obligation by approximately $966,000. Also, the discount rate was increased from 7.25% at December 31, 1993 to 8.5% at December 31, 1994.

10 Quarterly Financial Information (unaudited)
     The following is a summary of quarterly financial information for the years ended December 31, 1994 and 1993 (in thousands, except for per share data).

                                         1994 Quarter Ended                                     1993 Quarter Ended
                              March 31    June 30   September 30  December 31     March 31   June 30    September 30   December 31
                             -------------------------------------------------   --------------------------------------------------
Net Sales                     $172,934    $179,701    $180,398     $175,253       $168,495   $171,472     $176,543       $168,362
Gross Profit                   111,720     116,490     115,843      111,719        109,578    112,712      116,713        108,339
Earnings Before
 Income Taxes and
 Cumulative Effect of
 Accounting Changes             30,860      31,496      31,750       26,838         31,198     30,574       29,540         12,758
Earnings Before
 Cumulative Effect of
 Accounting Changes             18,516      18,898      19,368       16,389         19,187     18,803       17,639          7,750
Net Earnings                    18,516      18,898      19,368       16,389         21,328     18,803       17,639          7,750
Net Earnings Per
 Common Share:
 Primary
  Before Cumulative Effect
   of Accounting Changes           .61         .64         .65          .53            .62        .61          .58            .24
  Net Earnings                     .61         .64         .65          .53            .69        .61          .58            .24
 Fully Diluted
  Before Cumulative Effect
   of Accounting Changes           .58         .60         .61          .51            .59        .58          .54            .24
  Net Earnings                     .58         .60         .61          .51            .66        .58          .54            .24

Cash Dividends Declared Per
 Common Share                      .35         .36         .36          .36            .34        .35          .35            .35

Common Share Market Prices:
 High Price                     53-5/8      50-3/8      48-1/2       50             62-7/8         53       49-7/8         45-1/2
 Low Price                      43-5/8      42-3/8      42-1/4       43-1/2         51-1/4         44       44-1/8         40

     The common stock of the Company is traded on the New York Stock Exchange under the symbol BTL. The high/low price represents the high and low sales prices for the Company's stock. The approximate number of record holders of Common Shares as of February 10, 1995, was 3,755.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Betz Laboratories, Inc.


Overview
     Nineteen ninety-four was a challenging year. Although the economy expanded at a healthy pace, some customers continued to take a conservative approach to spending for the Company's treatment programs to meet short-term cost control objectives.
     For the year 1994, net sales increased $23.4 million from $684.9 million in 1993 to the current-year record level of $708.3 million. The 3 percent sales increase was comprised of a 4 percent volume-mix gain, partially offset by a decrease of approximately 1 percent resulting from the sale of the Company's oil field chemicals business on June 30, 1994. The Company experienced no significant impact on 1994 net sales from selling prices nor from the effects of foreign currency fluctuations.
     Operating earnings increased 16 percent from the prior year's $101.3 million to $117.5 million. Current-year earnings before the cumulative effect of accounting changes increased 15 percent compared to 1993 totals from $63.4 million to $73.2 million, while net earnings after accounting changes gained 12 percent from $65.5 million to $73.2 million. Fully diluted earnings per Common Share before the cumulative effect of accounting changes rose 18 percent from $1.95 to $2.30 and fully diluted earnings per Common Share after accounting changes were up 14 percent from $2.02 to $2.30. 1993 results of operations included a pretax and after-tax provision for restructuring of $16.2 million and $9.9 million, respectively, equivalent to $.31 per Common Share on a fully diluted, after-tax basis.
     In 1993, net sales decreased 3 percent from 1992 (primarily comprised of volume-mix losses of approximately 2 percent, a 2 percent decrease due to foreign currency fluctuations and selling price increases of approximately 1 percent). Net earnings decreased 20 percent for the same time period.

Results of Operations -- 1994 vs. 1993
     The Company's results of operations for 1994 reflect the early success of globalization initiatives to capture a larger share of foreign markets. While domestic sales increased 2 percent from $543.3 million in 1993 to $551.5 million, foreign sales increased 11 percent from $141.6 million to $156.8 million in 1994. The 1994 domestic/foreign sales relationship was 78 percent/22 percent, respectively.
     Foreign sales in Europe were 10 percent higher than 1993 in local currencies with strong results posted by our French, German and Scandinavian subsidiaries. Betz Canada Inc. reported a local currency 1994 sales increase of 12 percent, due primarily to higher sales of its industrial water treatment and paper process treatment programs. The Company also reported double-digit sales increases in the Caribbean, Australia and South Korea.
     On June 30, 1994, the Company announced the sale of its oil field chemicals business to Western Company of North America. The oil field production chemicals business, served by Betz Energy Chemicals, Inc., had annual sales of approximately $10 million. The sale will allow the Company to concentrate more of its efforts on developing its core technologies. It will also allow the Company to focus on expanding its leadership position in the U.S. and its globalization initiative to address the significant opportunities for continued growth in Europe, Latin America and the Pacific.
     The current year's domestic net sales, excluding Betz Energy Chemicals, Inc., increased 3 percent over the prior year from $532.9 million to $547.4 million. Sales of water and wastewater treatment programs rose 2 percent with four of the five domestic Water Management Divisions recording positive sales gains. Betz Entec, Inc. experienced a high single-digit sales gain of its water treatment programs to the commercial, institutional and light industrial marketplace. Entec had a record year in terms of shipments to customers using Entec's CDS (registered trademark) delivery service. This service eliminates the cost and potential hazard associated with handling and disposing of empty metal drums.
     Sales of specialty process chemical treatment programs within the U.S. rose 3 percent from the 1993 level of $177.5 million to $182.8 million in 1994. Betz PaperChem, Inc., which markets the Company's line of specialty process chemicals to the pulp and paper industry, reported a similar increase.
     Sales of refinery process treatment programs marketed by Betz Process Chemicals, Inc. were essentially unchanged from the prior year. ProChem's results reflect continuing cost pressures within the refining industry. Nevertheless, this subsidiary continued to experience strong growth of its ALKAT-XL (registered trademark) treatment program which improves the efficiency of alkylation units in refineries. ProChem has been very successful in marketing new products such as ALKAT-XL (registered trademark) which result in significant savings in operating costs to customers. Another example of this is STYREX (registered trademark), a newly patented product which helps styrene manufacturers to increase yield.
     Betz MetChem Division, which markets the Company's line of specialty process chemicals to the metals industry, reported double-digit sales increases during 1994. MetChem's results reflect the continuing success of its NORINSE II (registered trademark) technology to the coil industry and ADHERE (registered trademark) programs to the plastics industry.
     The Company's gross profit margin decreased 1 percent from 65.3 percent of net sales in the prior year to 64.3 percent of 1994's net sales. This deterioration in the gross profit margin percentage is primarily due to a less favorable product mix. The Company also experienced increases in production, distribution and materials costs during 1994, with no corresponding increase in selling prices.
     Selling, research and administrative expenses increased from $329.9 million in 1993 to $338.3 million in 1994, but decreased as a percent of net sales with 1994's level at 47.8 percent compared to 1993's 48.2 percent. Reductions in research and administrative expenses, resulting mainly from restructuring actions, were partially offset by increases in selling and marketing expenses and net pension expense. Selling expenses increased to support the higher sales level in 1994 and our globalized marketing effort. Net periodic pension expense increased due to the reduction in the discount rate assumption, from 8.75% in 1993 to 7.25% in 1994, used to develop net pension expense.

     The $16.2 million provision for restructuring recorded in 1993 was for the estimated costs associated with the Company's decision to lower operating costs on a prospective basis and reorganize the Company's marketing efforts on a global basis. The provision included a noncash charge of $5.2 million for asset writedowns and $11.0 million for personnel reductions, globalization of marketing efforts and other anticipated restructuring costs. No significant components of this charge would have been recognized in 1993 in the absence of these efforts.
     During 1994, the Company charged the restructuring reserve $5.4 million and completed most of the restructuring of administrative support services, including information services, maintenance, security, and human resources. Also, all assets designated for disposal under this program were sold during 1994. The final areas, customer services and finance, will be completed in 1995. Reductions in operating expenses were approximately $6 million in 1994 and are anticipated to approximate $10 million in 1995 and future years. The $5.2 million restructuring liability remaining at December 31, 1994 is sufficient to meet remaining obligations. The Company expects to fund this liability with available cash and cash equivalents and cash provided by future operating activities.
     Investment and other income increased from $2.9 million in 1993 to $3.6 million in 1994 mainly due to a gain recorded on the sale of Betz Energy Chemicals, Inc.
     The effective income tax rate increased from 39.1 percent in 1993 to
39.5 percent in 1994, reflecting the provisions of the Omnibus Budget Reconciliation Act of 1993 which became effective in 1994.

Results of Operations -- 1993 vs. 1992
     The Company's results of operations for 1993 were negatively impacted by sluggish growth in the industrial sector of the economy, particularly the chemical, refining and paper industries, the Company's major customers. Some customers in these industries reduced consumption of existing treatment programs to meet short-term cost control objectives.
     The Company's domestic/foreign sales relationship was 79 percent/21 percent, respectively. Domestic sales decreased 3 percent from $557.4 million in 1992 to $543.3 million in 1993. Foreign sales decreased 5 percent from $149.6 million to $141.6 million for the same time period, but were up approximately 5 percent when translated at 1992 foreign currency exchange rates.
     On a combined basis, sales of the Betz Industrial Division, the Company's largest operating unit, and the Betz MetChem Division were down 5 percent from the prior year. Although Betz Industrial added new business at a record pace in 1993, the shrinkage in business at existing accounts more than offset new business gains.
     Sales at Betz PaperChem, Inc., our second largest domestic operating unit which markets the Company's line of specialty process chemicals to the pulp and paper industry, declined 4 percent from the 1992 level, primarily as a result of customer shutdowns and reduced treatment levels at existing accounts.
     Betz Process Chemicals, Inc. posted modest sales gains for 1993. The marketing of unique technology, such as SPEC-AID (registered trademark) Finished Product Additives and ALKAT-XL (registered trademark) treatment programs which increase the efficiency of alkylation units in refineries, contributed to the sales increase at this subsidiary.
     Betz Energy Chemicals, Inc. reported strong increases in sales of its oil field chemical treatment programs despite the fact that crude oil production within the U.S. fell to a 35-year low during 1993.
     Betz Entec, Inc. experienced a 6 percent sales increase over the prior year to the commercial, institutional and light industrial marketplace. New business generated by Betz Entec was a strong contributing factor to this unit's growth.
     Regarding our foreign operations, Betz Canada Inc. recorded a 13 percent sales gain in Canadian dollars over the prior period. This operating unit experienced strong increases in sales of its process treatment programs to the pulp and paper industry. Betz International, Inc. reported a 10 percent increase in sales over 1992 and experienced strong gains in Southeast Asia, South Korea and the Caribbean.
     Betz Europe, Inc. sales were up fractionally in local currencies, but were down 12 percent when translated to U.S. dollars. Sales increases in France, Italy and Scandinavia were offset by slightly lower sales in the rest of the Company's European operations.
     The Company's gross profit margin decreased slightly from 65.9 percent of net sales in the prior year to 65.3 percent of 1993's net sales. Selling, research and administrative expenses decreased from $334.3 million in 1992 to $329.9 million in 1993, but increased as a percent of net sales with 1993's level at 48.2 percent compared to 1992's 47.3 percent. The increase in selling, research and administrative expenses, as a percentage of net sales, was primarily related to higher levels of research and selling expenses due to continued emphasis on the development of new products and expansion of the Company's sales force. This increase was partially offset by declines in administrative expenses resulting from the implementation of cost controls during the first half of 1993.
     Investment and other income decreased slightly as a result of lower investment yields on the Company's cash, partially offset by gains on the sales of long-term investments.
     The effective income tax rate increased from 38.8 percent in 1992 to
39.1 percent in 1993, reflecting the provisions of the Omnibus Budget Reconciliation Act of 1993.
     In the first quarter of 1993, the Company adopted two new accounting standards issued by the Financial Accounting Standards Board. Financial Accounting Standard No. 106 requires companies to recognize expense relating to postretirement benefits as employees render services instead of when the benefits are actually paid. The cumulative effect of this change in accounting method was a one-time, noncash charge to the Company's 1993 net earnings of $2.7 million (net of a $1.7 million deferred tax benefit). Financial Accounting Standard No. 109 requires companies to adopt the liability method of accounting for income taxes. Deferred income taxes were reduced by $3.6 million resulting in a one-time, noncash credit to the Company's net earnings in 1993.
     In the fourth quarter of 1993, effective January 1, 1993, the Company changed its method of calculating the value of assets of its pension plan for purposes of determining annual pension costs under Financial Accounting Standard No. 87. The cumulative effect on years prior to December 31, 1992 was $1.2 million (net of taxes of $0.8 million), which was a one-time, noncash increase in net income for the year 1993. The effect of this change on 1993 results of operations and the pro forma effects on results of operations for 1992 are not material.

Liquidity and Sources of Capital
     The financial condition of the Company demonstrates consistent strength. The Company's ratio of current assets to current liabilities was
2.3 at the end of 1994 and 1993 and 2.4 at the end of 1992. During the years 1992 through 1994, net cash provided by operating activities and available cash balances have funded common dividend requirements, capital expenditures, treasury share purchases, restructuring obligations and dividend and debt requirements associated with the ESOP.
     Net cash provided from operating activities amounted to $114.3 million, $120.2 million and $114.7 million for the years 1994, 1993 and 1992, respectively. The current-year decrease in cash provided from operations is mainly the result of increases in the Company's accounts receivable balances from 1993 to 1994, necessary to support the increase in sales.
     Net cash used in investing activities decreased by $0.7 million in 1994 as compared to 1993. Capital expenditures for the year 1994 were $55.0 million, an $8.2 million decline from the 1993 expenditures. Major projects in 1994 included expansion and process improvements at the Company's manufacturing facilities in Washougal, Washington, Orange, Texas and Macon, Georgia. The Company anticipates that capital expenditures for 1995 will be approximately $75 million. $3.5 million of cash was used to fund the increase in long-term investments, principally for the $2.4 million funding of a Rabbi Trust. Investing activities also included $9.1 million of cash proceeds from the sales of long-term assets, primarily resulting from the sales of Betz Energy Chemicals, Inc. and property, plant and equipment under the restructuring program.
     During 1994, the Company continued its program of treasury share purchases by acquiring 400,000 shares at an approximate cost of $20.0 million. The purchases are pursuant to an authorization by the Board of Directors in November 1990. Shares repurchased will be used in connection with stock plans and for other corporate purposes. Future purchases will be made through brokers or directly from shareholders at such times as deemed appropriate by the Company's management.
     The globalization of the Company's operations has increased the need to hedge its exposure to foreign currency fluctuations. During 1994, the Company began hedging its exposure to foreign currency fluctuations through the use of foreign currency forward contracts. The Company executed a series of forward contracts during the year that were primarily accounted for on a mark to market basis. Gains or losses are included with investment and other income on the Consolidated Statement of Operations. There are $54,000 of unrealized gains on these forward contracts included in the December 31, 1994 Consolidated Balance Sheet. The Company expects to continue hedging in the future, to the extent necessary to manage its foreign exchange risks, through the use of forward contracts and options, as well as foreign cash management techniques designed to hedge exchange risks.
     The Company is a "Potentially Responsible Party" to thirteen waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendments and Reauthorization Act of 1986. Adequate provision has been made in the financial statements for the Company's portion of the anticipated remediation costs of these sites. While it is not possible to precisely predict future costs in these matters, the Company does not believe that any such assessments would have a materially adverse impact upon its financial position.
     The Company anticipates that present cash and cash equivalents and net cash provided from 1995 operating activities combined with other available financial resources will be sufficient to fund the Company's operating and capital expenditure requirements and to service the dividend and debt requirements of approximately $8.8 million associated with its Employee Stock Ownership Plan.

Impact of Inflation and Changing Prices
     The Company attempts to counter the impact of rising costs through timely adjustments of product pricing whenever possible. The Company believes that its substantial use of the LIFO cost method and higher depreciation charges associated with its newer, more costly and improved facilities mitigates the impact of inflation on its reported earnings.

Consolidated Summary of Operations
Betz Laboratories, Inc.

(In thousands, except per share amounts)               1994       1993       1992       1991       1990       1989       1988
- --------------------------------------------------------------------------------------------------------------------------------
Net Sales                                            $708,286   $684,872   $706,972   $665,565   $596,805   $516,669   $447,580
Operating Costs and Expenses:
  Cost of products sold                               252,514    237,530    241,396    233,238    214,385    191,782    166,867
  Selling, research and administrative expenses       338,267    329,860    334,312    313,290    278,304    237,426    204,738
  Provision for restructuring                              --     16,196         --         --         --         --         --
                                                     --------   --------   --------   --------   --------   --------   --------
                                                      590,781    583,586    575,708    546,528    492,689    429,208    371,605
                                                     --------   --------   --------   --------   --------   --------   --------
Operating Earnings                                    117,505    101,286    131,264    119,037    104,116     87,461     75,975
Other Income (Expense):
  Investment and other income                           3,617      2,927      3,228      4,991      4,863      5,007      2,917
  Interest expense                                       (178)      (143)      (321)      (218)    (1,580)    (1,548)       (89)
                                                     --------   --------   --------   --------   --------   --------   --------
                                                        3,439      2,784      2,907      4,773      3,283      3,459      2,828
                                                     --------   --------   --------   --------   --------   --------   --------
Earnings Before Income Taxes and
 Cumulative Effect of Accounting Changes              120,944    104,070    134,171    123,810    107,399     90,920     78,803
Income Taxes                                           47,773     40,691     52,124     48,286     41,925     35,060     30,418
                                                     --------   --------   --------   --------   --------   --------   --------
Earnings Before Cumulative Effect of
 Accounting Changes                                    73,171     63,379     82,047     75,524     65,474     55,860     48,385
Cumulative Effect of Accounting Changes                    --      2,141         --         --         --         --         --
                                                     --------   --------   --------   --------   --------   --------   --------
Net Earnings                                         $ 73,171   $ 65,520   $ 82,047   $ 75,524   $ 65,474   $ 55,860   $ 48,385
                                                     ========   ========   ========   ========   ========   ========   ========
Earnings per Common Share:
  Primary -- before cumulative effect of
   accounting changes                                $   2.43   $   2.05   $   2.71   $   2.47   $   2.12   $   1.76   $   1.57
  Primary -- net earnings per Common Share           $   2.43   $   2.12   $   2.71   $   2.47   $   2.12   $   1.76   $   1.57
  Fully Diluted -- before cumulative effect of
   accounting changes                                $   2.30   $   1.95   $   2.58   $   2.36   $   2.02   $   1.72         --
  Fully Diluted -- net earnings per Common Share     $   2.30   $   2.02   $   2.58   $   2.36   $   2.02   $   1.72         --
Cash Dividends Declared per Common Share             $   1.43   $   1.39   $   1.33   $   1.20   $  1.045   $   .915   $    .82
Average Number of Common Shares:
  Primary                                              28,108     28,576     28,474     28,547     28,512     30,224     30,747
  Fully Diluted                                        30,885     31,331     31,221     31,306     31,287     31,696         --

Key Statistics
As Reported in the Company's Annual Reports
  Total assets                                       $555,498   $521,129   $510,617   $475,844   $427,356   $369,226   $318,535
  Foreign sales                                      $156,771   $141,611   $149,571   $132,052   $113,562   $ 92,051   $ 80,357
  ESOP debt                                          $ 97,500   $ 98,000   $ 98,500   $ 99,000   $ 99,500   $100,000         --
  Sales per employee                                 $    178   $    166   $    170   $    167   $    162   $    151   $    142
  Receivables turnover                                58 days    56 days    52 days    49 days    50 days    51 days    51 days
  Ratio of net sales to inventory                        17.9       18.3       20.2       18.6       15.5       16.4       12.9
  Ratio of net sales to total assets                      1.3        1.3        1.4        1.4        1.4        1.4        1.4
  Return on average common equity                       22.3%      20.6%      28.0%      29.7%      30.1%      25.8%      22.2%
  Return on sales                                       10.3%       9.6%      11.6%      11.3%      11.0%      10.8%      10.8%
  Sales growth                                           3.4%      (3.1%)      6.2%      11.5%      15.5%      15.4%      16.0%
  Primary earnings per Common Share growth              14.6%     (21.8%)      9.7%      16.5%      20.5%      12.1%      21.7%
  Common dividends paid per share growth                 2.9%       6.2%      12.1%      14.9%      13.5%      11.3%       9.6%

Consolidated Summary of Operations (Continued)
Betz Laboratories, Inc.

(In thousands, except per share amounts)               1987       1986       1985       1984
- -----------------------------------------------------------------------------------------------
Net Sales                                            $385,868   $344,377   $319,381   $303,888
Operating Costs and Expenses:
  Cost of products sold                               140,807    126,728    117,867    113,683
  Selling, research and administrative expenses       177,447    154,307    140,992    129,837
  Provision for restructuring                              --         --         --         --
                                                     --------   --------   --------   --------
                                                      318,254    281,035    258,859    243,520
                                                     --------   --------   --------   --------
Operating Earnings                                     67,614     63,342     60,522     60,368
Other Income (Expense):
  Investment and other income                           3,049      3,506      4,446      4,391
  Interest expense                                       (124)       (60)      (104)      (172)
                                                     --------   --------   --------   --------
                                                        2,925      3,446      4,342      4,219
                                                     --------   --------   --------   --------
Earnings Before Income Taxes and
 Cumulative Effect of Accounting Changes               70,539     66,788     64,864     64,587
Income Taxes                                           29,905     31,244     28,072     27,850
                                                     --------   --------   --------   --------
Earnings Before Cumulative Effect of
 Accounting Changes                                    40,634     35,544     36,792     36,737
Cumulative Effect of Accounting Changes                    --         --         --         --
                                                     --------   --------   --------   --------
Net Earnings                                         $ 40,634   $ 35,544   $ 36,792   $ 36,737
                                                     ========   ========   ========   ========
Earnings per Common Share:
  Primary -- before cumulative effect of
   accounting changes                                $   1.29   $   1.12   $   1.17   $   1.16
  Primary -- net earnings per Common Share           $   1.29   $   1.12   $   1.17   $   1.16
  Fully Diluted -- before cumulative effect of
   accounting changes                                      --         --         --         --
  Fully Diluted -- net earnings per Common Share           --         --         --         --
Cash Dividends Declared per Common Share             $   .745   $    .69   $   .645   $   .575
Average Number of Common Shares:
  Primary                                              31,403     31,814     31,516     31,586
  Fully Diluted                                            --         --         --         --

Key Statistics
As Reported in the Company's Annual Reports
  Total assets                                       $286,901   $269,617   $253,704   $220,662
  Foreign sales                                      $ 64,829   $ 53,228   $ 44,453   $ 41,517
  ESOP debt                                                --         --         --         --
  Sales per employee                                 $    136   $    130   $    126   $    124
  Receivables turnover                                49 days    49 days    49 days    45 days
  Ratio of net sales to inventory                        15.3       19.3       20.7       21.3
  Ratio of net sales to total assets                      1.3        1.3        1.3        1.4
  Return on average common equity                       19.9%      17.8%      20.1%      22.1%
  Return on sales                                       10.5%      10.3%      11.5%      12.1%
  Sales growth                                          12.0%       7.8%       5.1%      13.8%
  Primary earnings per Common Share growth              15.2%      (4.3%)      0.9%      11.5%
  Common dividends paid per share growth                 7.4%       7.9%      14.5%      17.0%