Form 10-Q
period 1995-03-31
BETZ LABORATORIES INC
filed 1995-05-12
CIK 11884

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549
                   _____________________________________

                     QUARTERLY REPORT UNDER SECTION 13

                        OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934
                   _____________________________________

For Quarter Ended March 31, 1995
Commission File Number:  0-2085


                          BETZ LABORATORIES, INC.
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Pennsylvania                         23-1503731
- -----------------------------------------    --------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

 4636 Somerton Road, Trevose, PA                     19053
- -----------------------------------------    --------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (215) 355-3300
                                                   ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such report(s)], and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X   No
                                                    ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          27,685,990 Common Shares outstanding as of May 8, 1995.
         -----------                                ------------

                                  1 of 10

                          BETZ LABORATORIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)

                                                    Three Months Ended
                                                        March 31,
                                                 1995                1994
- ------------------------------------------------------------------------------
Net Sales                                      $177,934            $172,934

Operating Costs and Expenses:
  Cost of products sold                          63,077              61,214
  Selling, research and administrative
    expenses                                     84,605              81,757
                                               --------            --------
                                                147,682             142,971

                       OPERATING EARNINGS        30,252              29,963

Other Income (Expense):
  Investment and other income                       512                 959
  Interest expense                                  (39)                (62)
                                               --------            --------
                                                    473                 897

             EARNINGS BEFORE INCOME TAXES        30,725              30,860

Income Taxes                                     11,983              12,344
                                               --------            --------
                             NET EARNINGS      $ 18,742            $ 18,516
                                               ========            ========

Net earnings per Common Share:
  Primary                                      $    .63            $    .61
                                               ========            ========
  Fully diluted                                $    .59            $    .58
                                               ========            ========

Cash dividends declared per Common Share       $    .36            $    .35
                                               ========            ========

Average number of Common Shares:
  Primary                                        28,025              28,401
                                               ========            ========
  Fully diluted                                  30,786              31,189
                                               ========            ========


See notes to consolidated financial statements.

                                    2 of 10

                   BETZ LABORATORIES, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (In thousands)

ASSETS                                        March 31, 1995  December 31, 1994
- -------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                        $49,541          $43,926
  Trade accounts receivable,
    less allowances:
      1995--$2,667; 1994--$2,693                   121,646          121,660

  Inventories:
    Finished products and goods
      purchased for resale                          21,241           19,491
    Raw materials                                   22,726           20,133
                                                  --------         --------
                                                    43,967           39,624

  Prepaid expenses and other                        25,496           24,666
                                                  --------         --------
                         TOTAL CURRENT ASSETS      240,650          229,876


PROPERTY, PLANT AND EQUIPMENT--
 at cost
  Buildings                                        174,620          172,833
  Machinery and equipment                          398,448          396,074
  Allowance for depreciation
    (deduction)                                   (303,741)        (291,588)
                                                  --------         --------
                                                   269,327          277,319

  Land                                              22,214           22,056
  Construction in progress                          16,010            9,573
                                                  --------         --------
                                                   307,551          308,948

OTHER ASSETS
  Investments and other                             10,854           10,256
  Intangibles -- at cost, less
    amortization:
      1995 -- $2,974; 1994 -- $2,855                 6,300            6,418
                                                  --------         --------
                                                    17,154           16,674
                                                  --------         --------
                                                  $565,355         $555,498
                                                  ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY          March 31, 1995  December 31, 1994
- -------------------------------------------------------------------------------
CURRENT LIABILITIES
  Trade accounts payable                           $30,028          $30,740
  Payroll and related taxes                         17,567           24,010
  Accrued expenses                                  19,905           20,305
  Income taxes                                      21,979           12,587
  Dividends payable                                      0           10,031
  Current portion of ESOP debt                       1,000            1,000
                                                  --------         --------
                    TOTAL CURRENT LIABILITIES       90,479           98,673

ESOP DEBT--less portion classified
    as current                                      96,500           96,500

DEFERRED  CREDITS
  Income taxes                                      20,803           20,765
  Other deferred credits                            17,742           15,602
                                                  --------         --------
                                                    38,545           36,367

SHAREHOLDERS' EQUITY
  Preferred Shares -- Authorized - 1,000,000
  shares, $.10 par value, voting
    Series A ESOP Convertible, 8% Cumulative,
    stated at aggregate liquidation
    preference; Issued:
      1995 -- 491,184 shares;
      1994 -- 492,167 shares                        98,237           98,433
  Guarantee of related ESOP debt                   (92,477)         (92,834)
                                                  --------         --------
                                                     5,760            5,599
  Common Shareholders' Equity
    Common Shares -- Authorized - 90,000,000
    shares, $.10 par value;
      Issued (including treasury shares):
        1995 -- 33,647,720 shares;
        1994 -- 33,649,527 shares                    3,365            3,365
    Capital in excess of par value of shares        81,945           81,802
    Retained earnings                              440,244          423,519
    Cost of Common Shares in treasury:
      1995 -- 5,866,558 shares;
      1994 -- 5,784,899 shares                    (191,561)        (187,523)
    Unearned compensation                           (4,998)          (5,521)
    Foreign currency translation adjustments         5,076            2,717
                                                  --------         --------
                  COMMON SHAREHOLDERS' EQUITY      334,071          318,359
                                                  --------         --------
                   TOTAL SHAREHOLDERS' EQUITY      339,831          323,958
                                                  --------         --------
                                                  $565,355         $555,498
                                                  ========         ========


See notes to consolidated financial statements.

                                    3 of 10

                            BETZ LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                         Three Months Ended
                                                             March 31,
                                                         1995          1994
- -------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net earnings                                          $18,742       $18,516
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                      11,974        11,241
      Compensation and employee benefit plans             2,969         1,147
      Other, net                                            263            --
      Changes in operating assets and liabilities:
        Accounts receivable                                  14        (9,323)
        Inventories                                      (4,190)         (633)
        Prepaid expenses and other                         (830)        1,199
        Accounts payable and accrued expenses             1,656         7,884
                                                        -------       -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES     30,598        30,031


INVESTING ACTIVITIES
  Expenditures for property, plant and equipment         (9,362)      (11,360)
  Proceeds from sales of long-term assets                   564            98
  Purchase of long-term investments                        (505)           --
  Other, net                                               (155)         (172)
                                                        -------       -------
               NET CASH USED IN INVESTING ACTIVITIES     (9,458)      (11,434)


FINANCING ACTIVITIES
  Dividends paid                                        (11,997)      (11,828)
  Proceeds from issuance of common shares,
    including treasury shares                               178           491
  Purchase of treasury shares                            (4,411)           --
  Retirement of ESOP preferred shares                        --          (295)
                                                        -------       -------
               NET CASH USED IN FINANCING ACTIVITIES    (16,230)      (11,632)


  Effect of exchange rate changes on cash                   705           251
                                                        -------       -------
               INCREASE IN CASH AND CASH EQUIVALENTS      5,615         7,216

  Cash and Cash Equivalents at Beginning of Year         43,926        43,921
                                                        -------       -------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $49,541       $51,137
                                                        =======       =======


See notes to consolidated financial statements.


                                    4 of 10

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


Note 2 - Common Shares Reserved for Stock Plans

     At March 31, 1995, 2,464,406 and 638,791 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. Further, 2,759,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

     First quarter 1995 net sales increased $5.0 million from $172.9 million to $177.9 million. Sales would have been up 4 percent if the Company's oil field chemicals business, which was sold on June 30, 1994, were excluded from last year's first quarter numbers. This 4 percent increase was composed of a 2 percent increase in volume-mix, a 1 percent rise in selling prices and a 1 percent gain resulting from the changes in the value of foreign currencies relative to the U.S. dollar. Net earnings increased $0.2 million, or 1 percent, from $18.5 million to $18.7 million. Primary earnings per Common Share increased 3 percent from $.61 to $.63, while fully diluted earnings per Common Share increased 2 percent from $.58 to $.59.
     The Company's first quarter results reflect a 15 percent increase in net sales by its non-U.S. operations in Canada, Europe, Australia, South Korea and Southeast Asia. Sales of process treatment programs for the paper industry were up substantially in the non-U.S. marketplace during the quarter. Net sales in the United States, excluding the oil field chemicals business, grew 1 percent during the quarter. Sales increases of process chemical treatment programs were partially offset by lower sales of water treatment programs to the hydrocarbon processing industry. Customers in this industry are still economizing on their treatment programs wherever possible to meet short-term cost control objectives. This is particularly true in the refining industry, which had a difficult first quarter in terms of profitability.

                                  5 of 10

     The table below sets forth as a percent of sales cost of products sold, selling, research and administrative expenses and operating earnings for the respective periods.
                                                      Three Months Ended
                                                            March 31,
                                                       1995        1994
- ---------------------------------------------------------------------------
     Cost of product sold                              35.4%       35.4%
     Selling, research and administrative
       expenses                                        47.6%       47.3%
     Operating earnings                                17.0%       17.3%

     Cost of products sold as a percentage of sales remained constant.
Selling, research and administrative expenses increased slightly, as a percent of sales, due to higher selling and marketing expenses.  The net effect of the above resulted in a 0.3 percent decrease in the Company's operating profit margin.
     In keeping with its globalization initiative to address the significant opportunities for growth in the non-U.S. marketplace, the
Company, on May 1, 1995, announced the acquisition of Taiwan Pietz Company, Ltd., a water, paper process and refinery process treatment business, with projected 1995 annual sales in excess of $12 million. Taiwan Pietz Company, Ltd. has been a licensee of Betz products since 1974. The purchase immediately boosts the Company's market position and presence in the Asia-Pacific region and supports the Company's strategic plan to become the preeminent global company in the water and process treatment business. Included in the transaction are facilities strategically located in key industrial centers throughout Taiwan, and an ISO-9002-certified production plant, administrative headquarters, customer service laboratories, and warehouses.
The new company, known as Betz Taiwan, Ltd., also provides the Company with excellent opportunities for growth in the region, particularly in the paper
and refinery process treatment business.   This acquisition was financed
with available cash and cash equivalents.
     During the first quarter of 1995, the Company charged the restructuring reserve $1.0 million. The restructuring plan is expected to be completed this year.
     The financial condition of the Company remains strong. Cash and cash equivalents were $49.5 million on March 31, 1995, an increase of $5.6 million from December 31, 1994, and current assets were 2.7 times current liabilities. Cash provided by operating activities for the first three months of 1995 was $30.6 million, a $0.6 million increase over 1994.
During the quarter expenditures for property, plant and equipment were $9.4 million, a $2.0 million decrease from the 1994 level. The Company anticipates that capital expenditures for 1995 will be approximately $75 million and will include improvements to the Company's production facilities in Belgium, the start-up of construction of a new research facility at corporate headquarters in Trevose, Pennsylvania, and commencement of expansion of its plant in Beaumont, Texas to increase the manufacturing capacity for the Novus (registered trademark) polymer line, which is used in both process and water treatment applications. Net cash used in financing activities increased by $4.6 million over the prior year first quarter, principally due to the purchase of 100,000 treasury shares at a cost of $4.4 million.
                                  6 of 10

     The Company anticipates that present cash and cash equivalents and net cash provided by 1995 operating activities combined with other available external financing resources will be sufficient to fund the Company's operating and capital expenditure requirements and to service the dividend and debt requirements associated with its Employee Stock Ownership Plan.


                        PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

     There have been no material developments in the case of Katherine Adams, et al. v. Pacific Gas and Electric, et al. nor in the pending proceedings to which the Company is a "Potentially Responsible Party" under the Comprehensive Environmental Response, Compensation and Liability Act during the quarter for which this report is filed. See the discussion under Item 3, "Pending Legal Proceedings," of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994.


Item 4 - Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 13, 1995. Proxies were solicited by the Board of Directors of the Company ("Board") pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation of proxies in opposition to the Board's nominees for Director. All such nominees were elected. The firm of Ernst & Young was elected as the Company's independent auditors for the year 1995.
     The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

Election of Directors

   Nominee                  For          Against   Abstained    Not Voted
- ---------------------------------------------------------------------------
Carolyn S. Burger        22,761,448       96,182      --        5,007,104
George A. Butler         22,777,197       80,433      --        5,007,104
John A. Miller           22,776,522       81,108      --        5,007,104
Geoffrey Stengel, Jr.    22,752,787      104,843      --        5,007,104

                                  7 of 10

Approval of Amendment to Company's Stock Incentive Plan

                            For         Against    Abstained    Not Voted
- ---------------------------------------------------------------------------
                         16,862,932    3,977,014    148,198     6,876,590


Approval of Amendment to Company's Stock Option Plan

                            For         Against    Abstained    Not Voted
- ---------------------------------------------------------------------------
                         13,771,085    7,061,860    155,199     6,876,590


Election of Independent Auditors

                            For          Against   Abstained    Not Voted
- ---------------------------------------------------------------------------
Ernst & Young            22,789,405       31,807    36,417      5,007,105



Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit 11:  Statement Re:  Computation of Per Share Earnings.
     (b) No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.
     (c) Exhibit 27:  Financial Data Schedule.



                                  8 of 10

       EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (In thousands, except per share amounts)


                                                           Three Months Ended
                                                               March 31,
Primary Earnings per Common Share                         1995          1994
- -------------------------------------------------------------------------------
Net earnings                                            $18,742       $18,516
Effect of preferred stock dividends                      (1,219)       (1,140)
                                                        -------       -------
Net earnings available to common shareholders           $17,523       $17,376
                                                        =======       =======

Average Common Shares outstanding                        27,847        28,142
Common stock equivalents                                    178           259
                                                        -------       -------
Average number of Common Shares - primary                28,025        28,401
                                                        =======       =======

Primary earnings per Common Share                         $0.63         $0.61
                                                        =======       =======


Fully Diluted Earnings per Common Share
- -------------------------------------------------------------------------------
Net earnings                                            $18,742       $18,516
Effect of ESOP charge to operations assuming
  conversion of Series A ESOP Convertible
  Preferred Shares                                         (539)         (528)
                                                        -------       -------
Net earnings available to common shareholders           $18,203       $17,988
                                                        =======       =======


Average Common Shares outstanding                        27,847        28,142
Common stock equivalents                                    178           269
Assumed conversion of Series A ESOP Convertible
  Preferred Shares                                        2,761         2,778
                                                        -------       -------
Average number of Common Shares - fully diluted          30,786        31,189
                                                        =======       =======

Fully diluted earnings per Common Share                   $0.59         $0.58
                                                        =======       =======


Common stock equivalents reflect the assumed exercise of dilutive employees' stock options using the treasury stock method.




                                    9 of 10

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BETZ LABORATORIES, INC.
                                        ---------------------------------------
                                                      (Registrant)



Date:  May 12, 1995                     By:        s/R. Dale Voncanon
                                           -----------------------------------
                                                    R. Dale Voncanon
                                                Vice President - Finance



Date:  May 12, 1995                     By:       s/William C. Brafford
                                           -----------------------------------
                                                   William C. Brafford
                                                     Vice President,
                                              Secretary and General Counsel




                                   10 of 10

BETZ  LABORATORIES,  INC.
Exhibit 27:  Financial Data Schedule
Article 5 of Regulation S-X
(In thousands, except per share amounts)

[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEETS AND CONSOLIDATED STATEMENTS OF OPERATIONS
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.