Form 10-Q
period 1995-06-30
BETZ LABORATORIES INC
filed 1995-08-14
CIK 11884

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549
                   _____________________________________

                     QUARTERLY REPORT UNDER SECTION 13

                        OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934
                   _____________________________________

For Quarter Ended June 30, 1995
Commission File Number:  0-2085


                          BETZ LABORATORIES, INC.
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Pennsylvania                      23-1503731
-----------------------------------------   ------------------------
(State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

   4636 Somerton Road, Trevose, PA                 19053
-----------------------------------------   ------------------------
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

                                          Yes  X    No
                                             -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         27,701,518 Common Shares outstanding as of August 7, 1995.
         ----------
                                  1 of 9


BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                         Three Months Ended   Six Months Ended
                                            June 30,                June 30,
                                          1995      1994      1995      1994
                                       ----------------------------------------
Net Sales                               $188,896  $179,701  $366,830  $352,635

Operating Costs and Expenses:
  Cost of products sold                   68,592    63,211   131,669   124,425
  Selling, research and administrative
    expenses                              88,702    85,965   173,307   167,722
                                        --------  --------  --------  --------
                                         157,294   149,176   304,976   292,147

                    OPERATING EARNINGS    31,602    30,525    61,854    60,488

Other Income (Expense):
  Investment and other income              1,196     1,011     1,708     1,970
  Interest expense                           (87)      (40)     (126)     (102)
                                        --------  --------  --------  --------
                                           1,109       971     1,582     1,868
                                        --------  --------  --------  --------
          EARNINGS BEFORE INCOME TAXES    32,711    31,496    63,436    62,356

Income Taxes                              12,757    12,598    24,740    24,942
                                        --------  --------  --------  --------
                          NET EARNINGS  $ 19,954  $ 18,898  $ 38,696  $ 37,414
                                        ========  ========  ========  ========


Net earnings per Common Share:

  Primary                               $    .67  $    .64  $   1.30  $   1.25
                                        ========  ========  ========  ========
  Fully diluted                         $    .64  $    .60  $   1.23  $   1.18
                                        ========  ========  ========  ========
Cash dividends declared
    per Common Share                    $    .37  $    .36  $    .73  $    .71
                                        ========  ========  ========  ========

Average number of Common Shares:
  Primary                                 27,863    28,009    27,944    28,205
                                        ========  ========  ========  ========
  Fully diluted                           30,654    30,752    30,720    30,970
                                        ========  ========  ========  ========



See notes to consolidated financial statements.




                                    2 of 9

BETZ LABORATORIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (In thousands)


ASSETS                                        June 30, 1995   December 31, 1994
                                              -------------   -----------------
CURRENT ASSETS
  Cash and cash equivalents                      $ 17,393          $ 43,926
  Trade accounts receivable,
    less allowances:
      1995--$2,762; 1994--$2,693                  134,308           121,660

  Inventories:
    Finished products and goods
      purchased for resale                         23,071            19,491
    Raw materials                                  24,009            20,133
                                                 --------          --------
                                                   47,080            39,624

  Prepaid expenses and other                       22,325            24,666
                                                 --------          --------
                          TOTAL CURRENT ASSETS    221,106           229,876


PROPERTY, PLANT AND EQUIPMENT--
  at cost
    Buildings                                     179,000           172,833
    Machinery and equipment                       414,251           396,074
    Allowance for depreciation
      (deduction)                                (317,042)         (291,588)
                                                 --------          --------
                                                  276,209           277,319

    Land                                           24,151            22,056
    Construction in progress                       24,251             9,573
                                                 --------          --------
                                                  324,611           308,948

OTHER ASSETS
    Investments and other                          13,014            10,256
    Intangibles -- at cost, less
      amortization:
        1995 -- $3,092; 1994 -- $2,855             14,876             6,418
                                                 --------          --------
                                                   27,890            16,674
                                                 --------          --------
                                                 $573,607          $555,498
                                                 ========          ========



LIABILITIES AND SHAREHOLDERS' EQUITY          June 30, 1995   December 31, 1994
                                              -------------   -----------------

CURRENT LIABILITIES
  Trade accounts payable                          $30,828           $30,740
  Payroll and related taxes                        16,885            24,010
  Accrued expenses                                 21,368            20,305
  Income taxes                                     13,545            12,587
  Dividends payable                                10,246            10,031
  Current portion of ESOP debt                      1,000             1,000
                                                 --------          --------
                  TOTAL CURRENT LIABILITIES        93,872            98,673

ESOP DEBT--less portion classified as current      95,500            96,500

DEFERRED  CREDITS
  Income taxes                                     20,898            20,765
  Other deferred credits                           24,242            15,602
                                                 --------          --------
                                                   45,140            36,367
SHAREHOLDERS' EQUITY
  Preferred Shares -- Authorized - 1,000,000
  shares, $.10 par value, voting
    Series A ESOP Convertible, 8% Cumulative,
    stated at aggregate liquidation preference;
    Issued:
      1995 -- 490,065 shares;
      1994 -- 492,167 shares                       98,013            98,433
  Guarantee of related ESOP debt                  (92,121)          (92,834)
                                                 --------          --------
                                                    5,892             5,599
  Common Shareholders' Equity
    Common Shares -- Authorized - 90,000,000
    shares, $.10 par value;
      Issued (including treasury shares):
        1995 -- 33,646,287 shares;
        1994 -- 33,649,527 shares                   3,365             3,365
    Capital in excess of par value of shares       82,062            81,802
    Retained earnings                             437,977           423,519
    Cost of Common Shares in treasury:
      1995 -- 5,953,807 shares;
      1994 -- 5,784,899 shares                   (195,514)         (187,523)
    Unearned compensation                          (4,378)           (5,521)
    Foreign currency translation adjustments        9,691             2,717
                                                 --------          --------

                 COMMON SHAREHOLDERS' EQUITY      333,203           318,359
                                                 --------          --------

                  TOTAL SHAREHOLDERS' EQUITY      339,095           323,958
                                                 --------          --------
                                                 $573,607          $555,498
                                                 ========          ========


See notes to consolidated financial statements.

                                    3 of 9

BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                            Six Months Ended
                                                                 June 30,
                                                             1995       1994
                                                        -----------------------
OPERATING ACTIVITIES
  Net earnings                                              $38,696    $37,414
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                            24,387     22,686
    Compensation and employee benefit plans                   5,805      2,272
    Other, net                                                 (232)      (611)
    Changes in operating assets and liabilities:
      Accounts receivable                                    (9,894)   (14,756)
      Inventories                                            (5,395)    (1,900)
      Prepaid expenses and other                              2,407        126
      Accounts payable and accrued expenses                  (8,035)     8,471
                                                            -------    -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES        47,739     53,702


INVESTING ACTIVITIES
  Expenditures for property, plant and equipment            (27,853)   (23,466)
  Proceeds from sales of long-term assets                     1,114      4,973
  Purchases of long-term investments and businesses         (15,514)         -
  Other, net                                                   (326)       539
                                                            -------    -------
                NET CASH USED IN INVESTING ACTIVITIES       (42,579)   (17,954)


FINANCING ACTIVITIES
  Dividends paid                                            (23,944)   (23,525)
  Proceeds from issuance of common shares,
    including treasury shares                                   242      1,126
  Purchase of treasury shares                                (8,622)   (19,995)
  Principal payments on ESOP debt                            (1,000)      (500)
  Retirement of ESOP preferred shares                             -       (514)
                                                            -------    -------
                NET CASH USED IN FINANCING ACTIVITIES       (33,324)   (43,408)


  Effect of exchange rate changes on cash                     1,631        887
                                                            -------    -------
                DECREASE IN CASH AND CASH EQUIVALENTS       (26,533)    (6,773)
  Cash and Cash Equivalents at Beginning of Year             43,926     43,921
                                                            -------    -------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD       $17,393    $37,148
                                                            =======    =======



See notes to consolidated financial statements.



                                    4 of 9

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


Note 2 - Common Shares Reserved for Stock Plans

     At June 30, 1995, 4,460,586 and 636,441 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. Further, 2,790,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

     Second quarter 1995 net sales increased $9.2 million from $179.7 million to $188.9 million. This 5 percent increase was approximately composed of a 2 percent increase in volume-mix, a 1 percent rise in selling prices and a 2 percent gain resulting from the changes in the value of foreign currencies relative to the U.S. dollar. A 1 percent decrease due to the sale of Betz Energy Chemicals, Inc. (EnChem) on June 30, 1994 was mostly offset by a sales increase resulting from the acquisition of Taiwan Pietz Company, Ltd.
on May 1, 1995. Net earnings increased $1.1 million, or 6 percent, from $18.9 million to $20.0 million. Primary earnings per Common Share increased 5 percent from $.64 to $.67, while fully diluted earnings per Common Share increased 7 percent from $.60 to $.64.

     Net sales for the six month period ending June 30, 1995 increased 4 percent from $352.6 million to $366.8 million. The percentage increase in sales was approximately comprised of a 2 percent increase in volume-mix, a 1 percent increase in selling prices and a 2 percent increase from currency fluctuations, partially offset by a 1 percent decrease from the sale of EnChem. Operating earnings rose 2 percent from $60.5 million to $61.9 million. Net earnings increased 3 percent from $37.4 million to $38.7 million. Primary and fully diluted earnings per Common Share both increased 4 percent from $1.25 to $1.30 and from $1.18 to $1.23, respectively.

     The Company's second quarter results reflect another strong quarter by its non-U.S. operations which reported a 21 percent U.S. dollar increase in net sales over the second quarter of 1994. Double-digit sales gains were recorded during the quarter in Canada, Southeast Asia, Korea, Australia, France and the Benelux countries. Performance in the Asia Pacific region also benefited from the results of Betz Taiwan, Ltd., formerly known as Taiwan Pietz Company, Ltd. Non-U.S. sales for the first half of 1995 are 18 percent higher in U.S. dollars and 11 percent higher in local currencies than the comparable 1994 period.

                                  5 of 9

     As part of its plans to continue to capitalize on opportunities for growth outside of the United States, the Company recently announced an agreement with a licensee that will provide greater access to the Mexican market. Under the terms of the agreement, the Company will be able to provide water and process treatment services directly to major industrial facilities in Mexico. Due to the proximity of its production plants to the Mexican border, the Company will be able to serve Mexican customers with its existing production and distribution network.

     Second quarter net sales in the United States, excluding EnChem, rose 2 percent over the 1994 second quarter. Betz Process Chemicals, Inc. experienced higher sales partially due to the continued success of its ALKAT-XL (registered trademark) treatment program, and its SPEC-AID (registered trademark) line of finished product additives which help cus-tomers improve profitability and control product instability. Betz PaperChem, Inc. reported a record quarter reflecting the success of its marketing programs aimed at helping solve customers' process problems and increasing plant throughput. Sales of industrial water treatment programs in the U.S. were sluggish during the quarter. However, sales of the Company's new Novus (registered trademark) polymers used in wastewater clarification were up strongly. These polymers are also used in refinery and paper process applications and represent a significant opportunity for growth, both domestically and internationally. United States net sales, excluding EnChem, for the first half of 1995 were 1 percent higher than the first six months of 1994.

     The table below sets forth as a percent of sales cost of products sold, selling, research and administrative expenses and operating earnings for the respective periods.

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                         1995    1994        1995    1994
                                    --------------------  -----------------
Cost of products sold                   36.3%   35.2%       35.9%   35.3%
Selling, research and administrative
      expenses                          47.0%   47.8%       47.2%   47.5%
Operating earnings                      16.7%   17.0%       16.9%   17.2%

     Cost of products sold, as a percentage of sales, increased when compared to the prior year periods. This increase is primarily caused by higher raw material costs and a less favorable product mix. Selling, research and administrative expenses, as a percentage of sales, declined from prior periods due to reductions in administrative expenses resulting from restructuring actions. The net effect of the above resulted in a 0.3 percent decline in operating earnings, as a percent of sales, for both the 1995 second quarter and first half compared to 1994.

     During the first six months of 1995, the Company charged the restructuring reserve $2.2 million. The restructuring plan is expected to be completed this year.

     Cash and cash equivalents were $17.4 million on June 30, 1995, a decrease of $26.5 million from December 31, 1994. The primary cause of this decline was $15.5 million of expenditures for long-term investments and businesses. The largest such expenditure was the cash acquisition of Taiwan Pietz Company, Ltd. on May 1, 1995. The new company, known as Betz Taiwan, Ltd., provides the company

                                  6 of 9
with excellent opportunities for growth in the Asia Pacific region, particularly in the paper and refinery process treatment businesses. The purchase price for Taiwan Pietz Company, Ltd. was not disclosed.

     Cash provided by operating activities for the first six months of 1995 was $47.7 million, a $6.0 million decrease from 1994. Cash used to fund increases in accounts receivable and inventories and to reduce accrued payroll were the primary causes of the decline in net cash provided by operating activities. Inventories and receivable increases were necessary to support the higher sales level, especially in the non-U.S. markets.

     During the period expenditures for property, plant and equipment were $27.9 million, a $4.4 million increase from the 1994 level. The Company anticipates that capital expenditures for 1995 will be approximately $70 million and will include improvements to the Company's production facilities in Belgium, the startup of construction of a new research facility at corporate headquarters in Trevose, Pennsylvania, and commencement of expansion of its plant in Beaumont, Texas to increase the manufacturing capacity for the Novus (registered trademark) polymer line, which is used in both process and water treatment applications.

     Net cash used in financing activities decreased by $10.1 million from the prior year six month period, principally due to the purchase of 200,000 treasury shares at a cost of $8.6 million in 1995 compared to the 1994 six month purchase of 400,000 treasury shares at a cost of $20.0 million.

     The Company anticipates that present cash and cash equivalents and net cash provided by 1995 operating activities, combined with available external financing resources, will be sufficient to fund the Company's operating and capital expenditure requirements and to service the dividend and debt requirements associated with its Employee Stock Ownership Plan.


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

                                  7 of 9

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
(In thousands, except per share amounts)



                                        Three Months Ended   Six Months Ended
                                             June 30,              June 30,
Primary Earnings per Common Share         1995      1994       1995      1994
                                       --------------------  ------------------
Net earnings                             $19,954   $18,898   $38,696   $37,414
Effect of preferred stock dividends       (1,214)   (1,138)   (2,433)   (2,278)
                                        --------   -------   -------   -------
Net earnings available to
  common shareholders                    $18,740   $17,760   $36,263   $35,136
                                         =======   =======   =======   =======

Average Common Shares outstanding         27,703    27,785    27,775    27,963
Common stock equivalents                     160       224       169       242
                                        --------   -------   -------   -------
Average number of Common Shares -
  primary                                 27,863    28,009    27,944    28,205
                                        ========   =======   =======   =======
Primary earnings per Common Share          $0.67     $0.64     $1.30     $1.25
                                        ========   =======   =======   =======

Fully Diluted Earnings per Common Share

Net earnings                             $19,954   $18,898   $38,696   $37,414
Effect of ESOP charge to operations
  assuming conversion of Series A
  ESOP Convertible Preferred Shares         (515)     (490)   (1,054)   (1,018)
                                        --------   -------   -------   -------
Net earnings available to common
  shareholders                           $19,439   $18,408   $37,642   $36,396
                                        ========   =======   =======   =======


Average Common Shares outstanding         27,703    27,785    27,775    27,963
Common stock equivalents                     188       224       183       247
Assumed conversion of Series A
  ESOP Convertible Preferred Shares        2,763     2,743     2,762     2,760
                                        --------   -------   -------   -------
Average number of Common Shares -
  fully diluted                           30,654    30,752    30,720    30,970
                                        ========   =======   =======   =======

Fully diluted earnings per Common Share    $0.64     $0.60     $1.23     $1.18
                                        ========   =======   =======   =======


Common stock equivalents reflect the assumed exercise of dilutive employees' stock options using the treasury stock method.

                                    8 of 9

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BETZ LABORATORIES, INC.
                                             ------------------------------
                                             (Registrant)



Date:  August 14, 1995                       By: s/George L. James
                                             ------------------------------
                                             George L. James
                                             Vice President - Finance
                                             and Treasurer



Date:  August 14, 1995                       By: s/William C. Brafford
                                             ------------------------------
                                             William C. Brafford
                                             Vice President,
                                             Secretary and General Counsel