Form 10-Q
period 1995-09-30
BETZ LABORATORIES INC
filed 1995-11-13
CIK 11884

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549
                   _____________________________________

                     QUARTERLY REPORT UNDER SECTION 13

                        OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934
                   _____________________________________

For Quarter Ended September  30, 1995
Commission File Number:  0-2085


                          BETZ LABORATORIES, INC.
          (Exact name of registrant as specified in its charter)


         Pennsylvania                             23-1503731
----------------------------------------      -------------------------
(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)

   4636 Somerton Road, Trevose, PA                   19053
----------------------------------------      -------------------
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

                                   Yes X    No
                                      ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       27,720,840 Common Shares outstanding as of November  7, 1995.
       ----------                                 ------------------


BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                     1995        1994         1995      1994
-------------------------------------------------------------------------------
Net Sales                          $195,790    $180,398    $562,620    $533,033

Operating Costs and Expenses:
  Cost of products sold              71,225      64,555     202,894     188,980
  Selling, research and
    administrative expenses          91,603      84,367     264,910     252,089
                                   --------    --------    --------    --------
                                    162,828     148,922     467,804     441,069

              OPERATING EARNINGS     32,962      31,476      94,816      91,964

Other Income (Expense):
  Investment and other income           809         354       2,517       2,324
  Interest expense                     (377)        (80)       (503)       (182)
                                   --------    --------    --------    --------
                                        432         274       2,014       2,142
                                   --------    --------    --------    --------

    EARNINGS BEFORE INCOME TAXES     33,394      31,750      96,830      94,106

Income Taxes                         12,857      12,382      37,597      37,324
                                   --------    --------    --------    --------

                    NET EARNINGS   $ 20,537    $ 19,368    $ 59,233    $ 56,782
                                   ========    ========    ========    ========

Net earnings per Common Share:
  Primary                              $.69        $.65       $1.99       $1.90
                                   ========    ========    ========    ========
  Fully diluted                        $.65        $.61       $1.88       $1.79
                                   ========    ========    ========    ========

Cash dividends declared per
  Common Share                         $.37        $.36       $1.10       $1.07
                                   ========    ========    ========    ========

Average number of Common Shares:
  Primary                            27,859      27,995      27,915      28,135
                                   ========    ========    ========    ========
  Fully diluted                      30,594      30,808      30,678      30,916
                                   ========    ========    ========    ========



See notes to consolidated financial statements.


BETZ LABORATORIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (In thousands)


ASSETS                                   September 30, 1995   December 31, 1994
-------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                 $  22,414             $  43,926
  Trade accounts receivable,
    less allowances:
      1995--$2,844; 1994--$2,693              135,573               121,660

  Inventories:
    Finished products and goods
      purchased for resale                     24,748                19,491
    Raw materials                              26,479                20,133
                                             --------              --------
                                               51,227                39,624

  Prepaid expenses and other                   27,444                24,666
                                             --------              --------
                 TOTAL CURRENT ASSETS         236,658               229,876

PROPERTY, PLANT AND EQUIPMENT--
  at cost
    Buildings                                 177,547               172,833
    Machinery and equipment                   417,099               396,074
    Allowance for depreciation
      (deduction)                            (327,039)             (291,588)
                                             --------              --------
                                              267,607               277,319
    Land                                       26,839                22,056
    Construction in progress                   30,881                 9,573
                                             --------              --------
                                              325,327               308,948

OTHER ASSETS
  Investments and other                        14,188                10,256

  Intangibles -- at cost, less
    amortization:
      1995 -- $3,920; 1994 -- $2,855           14,047                 6,418
                                             --------              --------
                                               28,235                16,674
                                             --------              --------

                                             $590,220              $555,498
                                             ========              ========



LIABILITIES AND SHAREHOLDERS' EQUITY    September 30, 1995    December 31, 1994
-------------------------------------------------------------------------------
CURRENT LIABILITIES
  Trade accounts payable                      $30,366               $30,740
  Payroll and related taxes                    24,076                24,010
  Accrued expenses                             23,559                20,305
  Income taxes                                 15,328                12,587
  Dividends payable                                 0                10,031
  Current portion of ESOP debt                  1,000                 1,000
                                             --------              --------
                   TOTAL CURRENT LIABILITIES   94,329                98,673

ESOP DEBT--less portion classified
  as current                                   95,500                96,500

DEFERRED  CREDITS
  Income taxes                                 20,794                20,765
  Other deferred credits                       25,056                15,602
                                             --------              --------
                                               45,850                36,367
SHAREHOLDERS' EQUITY
  Preferred Shares -- Authorized - 1,000,000
    shares, $.10 par value, voting
      Series A ESOP Convertible, 8%
      Cumulative, stated at aggregate
      liquidation preference; Issued:
        1995 -- 488,768 shares;
        1994 -- 492,167 shares                 97,754                98,433
  Guarantee of related ESOP debt              (91,763)              (92,834)
                                             --------              --------
                                                5,991                 5,599
Common Shareholders' Equity
  Common Shares -- Authorized - 90,000,000
    shares, $.10 par value;
      Issued (including treasury shares):
        1995 -- 33,644,488 shares;
        1994 -- 33,649,527 shares               3,364                 3,365
  Capital in excess of par value of shares     82,148                81,802
  Retained earnings                           456,411               423,519
  Cost of Common Shares in treasury:
    1995 -- 5,930,174 shares;
    1994 -- 5,784,899 shares                 (195,011)             (187,523)
  Unearned compensation                        (3,605)               (5,521)
  Foreign currency translation adjustments      5,243                 2,717
                                             --------              --------

                 COMMON SHAREHOLDERS' EQUITY  348,550               318,359
                                             --------              --------

                  TOTAL SHAREHOLDERS' EQUITY  354,541               323,958
                                             --------              --------

                                             $590,220              $555,498
                                             ========              ========



See notes to consolidated financial statements.


BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                            1995       1994
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net earnings                                            $59,233     $56,782
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                        36,824      33,810
      Compensation and employee benefit plans               8,976       3,356
      Other, net                                             (395)       (118)
      Changes in operating assets and liabilities:
        Accounts receivable                               (11,159)    (17,426)
        Inventories                                        (9,992)     (4,557)
        Prepaid expenses and other                         (2,712)     (2,127)
        Accounts payable and accrued expenses               1,452      11,995
                                                          -------     -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES     82,227      81,715


INVESTING ACTIVITIES
  Expenditures for property, plant and equipment          (43,686)    (35,641)
  Proceeds from sales of long-term assets                   1,390       5,075
  Purchases of long-term investments and businesses       (15,989)          -
  Other, net                                                 (935)      2,290
                                                         --------    --------
                 NET CASH USED IN INVESTING ACTIVITIES    (59,220)    (28,276)


FINANCING ACTIVITIES
  Dividends paid                                          (36,150)    (35,499)
  Proceeds from issuance of common shares,
    including treasury shares                                 461       1,400
  Purchase of treasury shares                              (8,622)    (19,995)
  Principal payments on ESOP debt                          (1,000)       (500)
  Retirement of ESOP preferred shares                           -        (515)
                                                         --------    --------
                NET CASH USED IN FINANCING ACTIVITIES     (45,311)    (55,109)


  Effect of exchange rate changes on cash                     792       1,771
                                                         --------    --------

     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (21,512)        101

  Cash and Cash Equivalents at Beginning of Year           43,926      43,921
                                                         --------    --------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD     $22,414     $44,022
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


Note 2 - Common Shares Reserved for Stock Plans

     At September 30, 1995, 4,447,117 and 633,420 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. Further, 2,741,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

     Third quarter 1995 net sales increased $15.4 million from $180.4 million
to $195.8 million.   This 9 percent increase was approximately composed of a 5
percent improvement in volume-mix, a 2 percent gain resulting from the changes in the value of foreign currencies relative to the U.S. dollar and a 2 percent increase resulting from the acquisition of Taiwan Pietz Company, Ltd. on May 1, 1995. Net earnings increased $1.1 million, or 6 percent, from $19.4 million to $20.5 million. Primary earnings per Common Share rose 6 percent from $.65 to $.69 and fully diluted earnings per Common Share increased 7 percent from $.61 to $.65.

     Net sales for the nine month period ending September 30, 1995 increased 6 percent from $533.0 million to $562.6 million. The percentage increase in sales was approximately comprised of a 3 percent improvement in volume-mix, a 1 percent net increase in selling prices and a 2 percent increase from currency fluctuations. Sales gains resulting from the acquisition of Taiwan Pietz on May 1, 1995 were mainly offset by lost sales resulting from the sale of Betz Energy Chemicals, Inc. (EnChem) on June 30, 1994. Operating earnings rose
3 percent from $92.0 million to $94.8 million.  Net earnings increased
4 percent from $56.8 million to $59.2 million. Primary and fully diluted earnings per Common Share both increased 5 percent from $1.90 to $1.99 and from $1.79 to $1.88, respectively.

     The Company's third quarter results reflect another strong quarter by its non-U.S. operations, where net sales rose 23 percent in U.S. dollars and 17 percent in local currencies over the third quarter of 1994. Double-digit sales gains were recorded during the quarter in Canada, Southeast Asia, Korea and Australia. Performance in the Asia Pacific region also benefited from the results of Betz Taiwan. Sales of water treatment and paper process treatment programs reported by the Company's European subsidiaries were also up strongly over the third quarter of 1994. Non-U.S. sales for the first nine months of 1995 were 20 percent higher in U.S. dollars and 13 percent higher in local currencies than the comparable 1994 period.

      Third quarter net sales within the United States rose 4 percent over the 1994 third quarter. All major operating units posted positive sales gains. Sales reported by the Betz Water Management Group, which markets industrial water treatment programs in the U.S., were up at a rate less than the U.S. average, despite continuing weakness in sales to the hydrocarbon processing industry. The Betz Water Management Group continues to experience double-digit increases in sales of its wastewater treatment programs which include the Company's new Novus [registered trademark] polymers. United States net sales, excluding 1994 EnChem sales, for the first nine months of 1995 were 2 percent higher than the first nine months of 1994.

     The table below sets forth as a percent of sales cost of products sold, selling, research and administrative expenses and operating earnings for the respective periods.

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                           1995      1994      1995       1994
-------------------------------------------------------------------------------
Cost of products sold                      36.4%     35.8%     36.1%     35.5%
Selling, research and administrative
  expenses                                 46.8%     46.8%     47.0%     47.2%
Operating earnings                         16.8%     17.4%     16.9%     17.3%

     Cost of products sold, as a percentage of sales, increased when compared to the prior year periods. This increase is primarily caused by higher raw material costs and a less favorable product mix. Selling, research and administrative expenses, as a percentage of sales, remained constant when comparing third quarter 1995 with the same period in 1994, but declined from the prior year-to-date period due to reductions in administrative expenses resulting from restructuring actions. The net effect of the above resulted in a 0.6 percent decline in operating earnings, as a percent of sales, for the third quarter 1995 compared to the third quarter 1994 and a 0.4 percent decline when comparing the year-to-date periods.

     During the first nine months of 1995, the Company charged the restructuring reserve $3.1 million. The restructuring plan has been completed this year.

     Cash and cash equivalents were $22.4 million on September 30, 1995, a decrease of $21.6 million from December 31, 1994. The primary cause of this decline was $16.0 million of expenditures for long-term investments and businesses. The largest such expenditure was the cash acquisition of Taiwan Pietz Company, Ltd. on May 1, 1995. The new company, known as Betz Taiwan, Ltd., provides the company with excellent opportunities for growth in the Asia Pacific region, particularly in the paper and refinery process treatment businesses. The purchase price for Taiwan Pietz Company, Ltd. was not disclosed.

     During the period expenditures for property, plant and equipment were $43.7 million, an $8.0 million increase from the 1994 level. The Company anticipates that capital expenditures for 1995 will be approximately $65 to $70 million and will include improvements to the Company's production facilities in Belgium and commencement of expansion of its plant in Beaumont, Texas to increase the manufacturing capacity for the Novus [registered trademark] polymer line, which is used in both process and water treatment applications.

     Net cash used in financing activities decreased by $9.8 million from the prior year nine month period, principally due to the purchase of 200,000 treasury shares at a cost of $8.6 million in 1995 compared to the 1994 nine month purchase of 400,000 treasury shares at a cost of $20.0 million.

     On November 7, 1995, the Company announced the acquisition of the Misan Group (Misan), an industrial water, paper process and fuel oil treatment company with headquarters in Naples, Italy and subsidiaries in Spain and Portugal. Misan, which has projected 1995 annual sales of approximately
$20 million, complements the Southern European operations and boosts the Company's leadership position in Italy by approximately doubling market share in that country. Misan also provides opportunities to expand the Company's business into Spain and Portugal. Included in the purchase transaction are office, laboratory and production facilities near Naples, Italy and Barcelona Spain. The ISO 9001 certified production plant in Naples will allow the Company to produce in Europe the proprietary raw materials used in advanced treatment programs. The Company's customers will also have access to Misan's fuel oil technology called Gemini [registered trademark] for optimizing combustion in boilers and furnaces.

     The Misan acquisition is not expected to have a material impact on the Company's 1995 results of operations. The 1995 year-end consolidated balance sheet will include the cost of assets purchased and liabilities incurred or assumed as a result of this transaction. The acquisition will be financed with a combination of internal and external financing resources.

       The Company anticipates that present cash and cash equivalents and net cash provided by 1995 operating activities, combined with available external financing resources, will be sufficient to fund the Company's operating and capital expenditure requirements and to service the dividend and debt requirements associated with its Employee Stock Ownership Plan.


PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

     There have been no material developments in the case of Katherine Adams, et al. v. Pacific Gas and Electric, et al. nor in the pending proceedings to which the Company is a "Potentially Responsible Party" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") during the quarter for which this report is filed. The Company is a "Potentially Responsible Party" under CERCLA at fourteen (14) sites. See the discussion under Item 3, "Pending Legal Proceedings," of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994.


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



                                            BETZ LABORATORIES, INC.
                                      -------------------------------------
                                                 (Registrant)



Date:  November 13, 1995              By: s/George L. James
                                         ----------------------------------
                                          George L. James
                                          Vice President - Finance
                                          and Treasurer



Date:  November 13, 1995              By: s/William C. Brafford
                                         ----------------------------------
                                           William C. Brafford
                                           Vice President,
                                           Secretary and General Counsel