Form 10-K
period 1995-12-31
BETZ LABORATORIES INC
filed 1996-03-29
CIK 11884

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 [ X ]

For the fiscal year ended        December 31, 1995

                                  OR

                                 [   ]

For the transition period from                    to

Commission file number           0-2085


                             BETZ LABORATORIES, INC.
                  (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                               23-1503731
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

4636 Somerton Road, Trevose, PA                          19053
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code    (215) 355-3300


    Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
         Title of each class                   on which registered

          Common Stock                          New York Stock Exchange


    Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Registrant's voting common stock (Par value $.10) held by non-affiliates of Registrant as of February 9, 1996:


                              $1,175,447,680


    The number of shares outstanding of each of the Registrant's classes of common stock as of February 9, 1996:


                         27,654,777 Common Shares



                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive proxy statement for use in conjunction with Registrant's 1996 Annual Meeting of Shareholders and Registrant's 1995 Annual Report are incorporated into Parts II and III hereof.




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

          Registrant has thirteen (13) production plants in the United States and twelve (12) in foreign countries. Operations are conducted primarily in the United States, Canada and Europe, and also in Asia-Pacific and Latin America. Registrant employs approximately 4,116 people worldwide.


Acquisitions

     On March 11, 1996, Registrant announced that it has signed a definitive agreement to acquire the Dearborn business unit of W.R. Grace & Co. for 632,000,000, the closing of which is expected to take place in the second quarter of 1996 subject to customary regulatory approval. Dearborn is a global supplier of industrial water and process treatment chemicals with 1995 sales of approximately $400 million. Dearborn's major operations and facilities are in North America, Europe and Latin America. The company operates in more than 50 countries with over 70% of sales coming from markets outside the United States. It has 12 manufacturing plants, six major research centers, and approximately 2,500 employees.

     During 1995, the Registrant acquired two businesses to continue its expansion in non-U.S. markets. On May 1, 1995, Registrant acquired the Taiwan Peitz Company, Ltd., a water, paper process and refinery process treatment business. The company, which has been a licensee of Registrant's products since 1974, was renamed Betz Taiwan, Ltd. On November 7, 1995, Registrant acquired the Misan Group, an industrial water and paper process company with headquarters in Naples, Italy and subsidiaries in Spain and Portugal.

     The operating results of Betz Taiwan, Ltd and the Misan Group have been included in the consolidated statement of operations since the dates of acquisition. The pro forma consolidation of the results of operations, as if the acquisitions had taken place at the beginning of fiscal year 1994, would not have been materially different from the reported amounts for fiscal years 1994 and 1995.


Marketing

     During 1995, the Registrant substantially completed its globalization initiatives around three technology-based marketing units: Betz Water Manage-ment Group, Betz PaperChem and Betz Process Chemicals. These units are now responsible for sales, marketing and research efforts worldwide, assisted by a centralized corporate support services organization.

     Betz Water Management Group markets all of Registrant's water and wastewater technology worldwide. This unit provides specialty water treatment programs for boiler, cooling, influent and effluent applications to its principal markets such as refining, chemical, paper, electric utility, food, light industrial, commercial and institutional establishments. Betz Water Management Group accounts for 62.0% of Registrant's 1995 worldwide sales.

     Betz PaperChem serves the global pulp and paper industry. This unit formulates custom engineered programs for the process related problems associated with paper production. As a consumer of large amounts of water in the production process, the pulp and paper industry's efforts to reuse water and conserve energy have increased the need for water treatment chemicals. Recirculating water systems build up organic and inorganic deposits which must be controlled. Deposition, corrosion, microbiological fouling, pulp processing, foam control, de-inking and felt conditioning are other problems associated with pulp and paper production that are treated by Betz PaperChem technology. Betz PaperChem accounts for 24.1% of Registrant's worldwide 1995 sales.

     Betz Process Chemicals develops specific products used in process streams in the worldwide refining, petrochemical and steel industries. These products are "process-side" treatments as compared to "water-side" treatments and are formulated to reduce production inefficiencies in large industrial plants. This technology is applied in many ways including controlling corrosion with effective inhibitors and controlling fouling in heat exchangers through trace metal deactivation, polymer retardants, foam control, and oxidation control. Betz Process Chemicals accounts for 10.7% of Registrant's 1995 worldwide sales.

     In addition to these three global units, the Betz MetChem Division is a U.S. marketing unit which serves steel, aluminum and plastic producers, and the related transportation, machinery, appliances, fabricated parts and coil industries. Its products and treatment programs are designed for cleaning, passivation, conversion coating, paint detackification and storage of metals and metal parts. Betz MetChem accounts for 3.2% of Registrant's worldwide 1995 sales.

     Technical sales representatives working in each of the Registrant's core technology units assist in the development of engineered programs to meet a customer's needs. Such programs are custom designed to conserve energy, minimize corrosion and deposits, control microbiological fouling, reduce waste generation, improve process efficiency or any combination of the above, depending on the customer's requirements. Technical sales representatives also train customer operating personnel in the controlling, testing and chemical feeding required in applying Registrant's treatment programs. Since plant operating conditions and intake water characteristics do not remain static, the technical sales representatives make regular, scheduled plant follow-up visits to monitor the treatment program results and help customer operating personnel.

     To ensure treatment effectiveness, Registrant's sales representatives may draw upon technical support and application management tools such as computerized condensate modeling programs, Action Alert [registered trademark] statistical process control software or laptop-based Application Atlas [registered trademark] account management tools. Worldwide, Registrant has approximately 1,537 District Regional Managers, District Managers and technical sales representatives selling and servicing its chemical technologies.

     Registrant's worldwide sales of specialty chemicals and the above related products during 1995 amounted to $752,453,000, as compared to $708,286,000 in 1994 and $684,872,000 in 1993, and in each case constituted 100% of Registrant's consolidated net sales. Consolidated net earnings for 1995 were $68,297,000, as compared to $73,171,000 in 1994 and $65,520,000 in 1993.


Non U.S. Operations

     Registrant's international activities outside the U.S. are conducted through subsidiaries operating in twenty-one foreign locations. Betz International, Inc., a wholly-owned U.S. subsidiary of Registrant holds substantially all of the stock in Registrant's Singapore, Australian, Korean, Venezuelan, Indian, Malaysian, Taiwanese and Thai subsidiaries. Betz International markets to customers located primarily in the Caribbean, Central America, South America, Saudi Arabia, India, Korea, Singapore, Malaysia, Indonesia, Thailand, Australia and New Zealand. Betz Europe, Inc., a wholly-owned U.S. subsidiary of Registrant, holds directly or indirectly all of the stock in Registrant's Belgian, Austrian, German, Finnish, Swedish, French, Italian, Spanish, Portuguese and United Kingdom subsidiaries. Registrant's Canadian subsidiary, Betz Canada Inc., operates independently of Betz International and Betz Europe.

     Although Registrant does not believe that its non-U.S. operations are presently subject to a materially greater risk than its U.S. operations, Registrant's non-U.S. operations may at any time be adversely affected by conditions outside its control including economic and political conditions. See Notes 1, 2 and 4 to Consolidated Financial Statements for certain additional information pertaining to these operations.

     The range of products sold by Registrant to customers located outside of the United States is substantially similar to, although not as broad in scope as, those sold in the United States. Products and services sold to non-U.S. markets during 1995 accounted for approximately $207,411,000 or 27.6% of Registrant's consolidated net sales as compared to $170,400,000 (24.1%) in 1994 and $153,592,000 (22.4%) in 1993. Of these amounts, direct exports by Betz International from the United States to foreign markets accounted for approximately $10,841,000 or 1.4% of Registrant's consolidated net sales in 1995, as compared to $13,629,000 (1.9%) in 1994 and $11,981,000 (1.7%) in 1993.

     Excluding products and services exported directly by Betz Inter-national, sales for 1995 by non-U.S. subsidiaries were approximately $196,571,000 or 26.1% of the Registrant's consolidated net sales. Non-U.S. subsidiary sales in 1994 and 1993 and their percentage of Registrant's consolidated net sales were $156,771,000 (22.1%) and $141,611,000 (20.7%), respectively. The operating earnings of Registrant's non-U.S. subsidiaries in 1995 were $31,418,000 or 4.2% of Registrant's consolidated net sales as compared to $22,701,000 (3.2%) in 1994 and $18,988,000 (2.8%) in 1993.

     Approximately $395,660,000 or 62.8% of Registrant's identifiable assets are attributable to its domestic operations and $234,808,000 or 37.2% are attributable to its foreign operations.


Production and Distribution

     Many of Registrant's products are produced at more than one of the twenty-five (25) production plants referred to under Item 2 ("Properties"). The particular plant from which a customer's needs are filled is generally determined on the basis of economy of freight. Most shipments to customers are made by common carriers and Registrant-owned vehicles. Under Registrant's own liquid distribution program, formulated products are delivered directly by custom-built vehicles owned by Registrant to tanks owned by Registrant or the customer at the customer's site. This "Betz Point of Feed [registered trademark] Delivery (POF [registered trademark])Service" reduces the storage and handling costs of the Registrant's customers.

     The "Betz Semi-Bulk Control" [registered trademark] Program is a distribution system to augment its "Point of Feed" and drum distribution programs. It is used by all of Registrant's marketing units to serve their respective markets and involves the delivery of a restricted line of the Registrant's products to customer locations in stackable, returnable, reusable 300 and 400 gallon containers. This "Betz Semi-Bulk Control" Program offers greater convenience to those of the Registrant's customers whose volume demand or other considerations make unavailable "Betz Point of Feed Delivery Service", but who desire delivery in other than 55 gallon drums.

     In addition, Registrant operates a "Custom Distribution Service" (CDS [registered trademark]) that offers the "Betz Point of Feed Delivery Service" to some of the Registrant's customers with smaller quantity requirements. All three of the above distribution systems eliminate the need for the handling, storage and cleaning of chemical drums.

     As most of Registrant's chemical products are shipped to customers within one week of the receipt of specific purchase orders, Registrant has no significant backlog of orders.


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



Research and Development - Patents, Trademarks and Licenses

     For many years the Registrant has pursued a research and development program which has resulted in the improvement of existing products and the development of new products. Although Registrant does not segregate such research and development expenditures from total laboratory and engineering costs, it estimates that expenditures for research and development during 1995 amounted to approximately $32,153,000 as compared with approximately $29,818,000 during 1994 and $28,732,000 during 1993. All of these activities were sponsored and paid for by the Registrant. Such activities were carried out in 1995 by approximately 496 professional and technical employees as compared with approximately 508 and 492 professional and technical employees in 1994 and 1993, respectively.

     As a result of its research efforts, Registrant has produced numerous chemicals, chemical formulations and equipment for which it has secured letters patent and others for which Registrant is presently seeking letters patent. Registrant also has registered various of its trademarks. Addition-ally, Registrant has entered into certain licensing agreements with third parties whereby Registrant has authorized others to make use of and/or sell Registrant's products or whereby Registrant has obtained such authorization with respect to the products of others. Such licensing agreements are not material. Under United States law each letter patent is effective for 17 years from the date of grant. Generally, trademark registrations are valid so long as the trademarks registered are used and renewal of the registration is timely made. Registrant's rights under its licensing agreements expire at various times in accordance with the respective terms of such agreements. Because of the highly competitive nature of the specialty chemical industry and the uniqueness of Registrant's technology in the industry, Registrant considers its rights under its patents, trademarks, and licensing agreements to be valuable assets.


Competition

     Registrant's business is highly competitive. Competition is furnished by many large and small companies which compete with Registrant to varying degrees throughout the world. The large competitors are also engaged in business areas which are not in competition with Registrant, and they do not publish sales and earnings figures which would make direct comparisons possible.

     However, on the basis of its experience in the industry and its estimates of sales of comparable chemical products, Management believes that Registrant is one of the largest suppliers of such products in the United States and Canada. Registrant believes that it competes effectively with its major competitors both as to service and price. From time to time, Registrant has instituted price increases on its products to cover increased costs; however, Registrant does not believe that such increases have affected its ability to compete effectively. Registrant believes that its 1995 experience with respect to increased costs was similar to that of its competitors.


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

     Federal and state pollution and waste control legislation governing the disposal of industrial and hazardous wastes confer broad powers on the administrative personnel charged with their enforcement. The interpretation and enforcement of such laws govern the amount and manner of disposal of many of the chemicals used by industry, including some chemical products presently sold by Registrant and its competitors. It is possible that some of these products will no longer be able to be used unless the industrial users install their own waste treatment plants or otherwise provide for disposition of their wastes. These laws also impose heavy fines against manufacturers of chemicals or carriers of chemicals, or both, if as a result of an accident, even if beyond the control of the manufacturer or carrier, those chemicals spill into a river, lake or other navigable water. Such manufacturers may also be ultimately responsible for the cost of cleaning up any such spill.

     While Registrant does not anticipate that it will incur substantial costs in complying with existing environmental legislation, Registrant is unable to predict the effect of existing or future Federal, state or local environmental legislation or regulation on the Registrant's U.S. or non-U.S. business. (See "Pending Legal Proceedings", page 11.)


                               Item 2 - PROPERTIES


      The Registrant's principal facilities are at the following locations:

                                 U.S. Facilities

                                              Square
                                   Owned      Footage
                                     or         of
           Location                Leased     Facility     General Character
-----------------------------------------------------------------------------------

Bakersfield, California            Owned       55,000      Office, Plant and
                                                             Warehouse

Compton, California1               Owned       36,600      Plant and Warehouse

Long Beach, California             Owned       13,000      Office

Jacksonville, Florida              Owned      117,000      Office and Laboratory

Macon, Georgia                     Owned       71,000      Plant and Warehouse

Addison, Illinois                  Owned       87,800      Plant and Warehouse
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

The Woodlands, Texas               Owned      120,000      Laboratory and Office

Garland, Texas                     Owned       45,000      Plant and Warehouse

Orange, Texas                      Owned       53,000      Plant and Warehouse

South Houston, Texas               Owned       25,000      Plant and Warehouse

South Houston, Texas               Owned       10,000      Sales Office

Washougal, Washington              Owned       46,000      Plant and Warehouse

Cheyenne, Wyoming1                 Owned       35,800      Plant and Warehouse



                               Non-U.S. Facilities
Ingleburn, New South Wales,
  Australia                        Owned       31,895      Office, Plant,
                                                             Warehouse and
                                                             Laboratory

Haasrode, Belgium                  Owned       38,500      Office and Laboratory

Herentals, Belgium                 Owned       43,800      Office, Plant and
                                                             Laboratory

Herentals, Belgium                 Owned       11,500      Office

Edmonton, Alberta, Canada          Owned       61,000      Plant, Warehouse and
                                                             Laboratory

Pointe Claire, Quebec, Canada      Owned       90,000      Office and Plant

Kanata, Ontario, Canada            Owned       43,000      Office and Laboratory

Winsford, England                  Owned       49,000      Office, Plant and
                                                             Laboratory

Crissey, France                    Owned       48,000      Office and Plant

Marne la Vallee, France            Owned       26,000      Office and Laboratory

Willich, Germany                   Owned       15,000      Office and Laboratory

Ferentino, Italy                   Owned       35,721      Office, Plant and
                                                             Laboratory

Qualiano, Italy                    Owned       25,300      Office, Plant and
                                                             Laboratory

Rome, Italy                        Owned       18,200      Office

Iri, Korea                         Owned       22,700      Office, Plant
                                                            and Laboratory

Singapore2                         Owned/      26,320      Office, Plant,
                                   Lease                    Warehouse and
                                                             Laboratory

Catellbiabal, Spain                 Owned      12,600      Office, Plant
                                                            and Warehouse

Taipei, Taiwan                      Owned      33,200      Office, Plant,
                                                             Warehouse and
                                                             Laboratory



          The Registrant believes that the present production capacity of its plants is adequate to meet its present and reasonably anticipated worldwide needs.

          In addition to owned facilities, the Registrant leases numerous of-fice facilities throughout the world from which its local sales efforts are conducted. See Note 7 to the Consolidated Financial Statements comprising
Item 8 hereof for information concerning lease obligations.



       1 Location will be closed in 1996. See Note 8 - Provision for restructuring in notes to Consolidated Financial Statements.

       2 In accordance with local law and custom, Registrant owns the Singa-pore facility but presently holds the land upon which the facility is situated under a 30 year lease, which expires in August, 2009. At such time as the lease lapses without being renewed, the office, plant and warehouse would become the property of the Singapore government. Registrant would receive no compensation therefor.




                       Item 3 - PENDING LEGAL PROCEEDINGS


     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Registrant to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

     The Registrant is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")as amended by the Superfund Amendments and Reauthorization Act ("SARA") with respect to thirteen (13) sites at which alleged releases or threatened releases of hazardous substances into the environment may have occurred. In response, the Registrant has been voluntarily participating with other PRPs at each of these sites to familiarize itself with site conditions, determine the nature and extent of contamination, analyze alternatives for remediation and develop a plan for clean-up. In each instance, the Registrant has participated in discussions with representatives of the EPA and other PRPs to determine its potential liability for financing necessary response actions. Although it is impossible to determine the exact cost of response activities, present information and the likelihood of contributions from other PRPs at each site indicates that the Registrant's ultimate share of remediation costs at ten
(10) of the thirteen (13) sites will be less than $100,000 of the total anticipated response cost.

     At the Operating Industries, Inc. site, Monterey Park, California (the "Site"), the Registrant is a signatory to two Partial Consent Decrees among the United States of America, the State of California, the California Hazardous Substance Account and approximately four hundred (400) other parties entered in the United States District Court for the Central District of California in 1989 and 1992, respectively. Pursuant to such Partial Consent Decrees, the parties are performing remedial activities at the Site in response to alleged releases and threatened releases of hazardous substances into the environment. The Registrant, without admitting liability, agreed to an allocation of costs of approximately $279,000 to be paid over a period of seven (7) years pursuant to the 1989 Partial Consent Decree. Pursuant to the 1992 Partial Consent Decree, the Registrant agreed to pay a portion of state and federal past costs and perform necessary remedial work, and pay for oversight of such work. It is estimated that Registrant's future allocation will be approximately $180,000 payable over the next six to eight years. Such amount, if ultimately assessed and paid, would not be material to the business of the Registrant.

     The Registrant is a third party defendant in two federal court actions in the State of New Jersey involving the Helen Kramer Landfill site in Mantua Township, New Jersey. It is alleged that the Registrant's wastes were shipped to the site from 1968 to 1971 and that two loads of municipal solid waste were sent to the site in 1981. In September, 1988 EPA estimated the chosen remedy to have a present worth cost of approximately $44 million. Actual costs have been higher; press releases issued in January, 1993 indicated costs were in the range of $90-100 million. However, in overall settlement discussions, EPA and New Jersey Department of Environmental Protection have demanded over $185 million to end the litigation. The Registrant is participating with other defendants to develop an allocation plan to share site costs. If remedial costs exceed $100 million, the Registrant's allocation may exceed $100,000; however, such allocation is speculative and most likely would not materially affect the Registrant's financial condition or results of operations. Presently, no final allocation of costs has been determined among the PRPs, and the Registrant's ultimate final allocation is still speculative.

     The Registrant is a counterclaim defendant in a lawsuit initiated by EPA seeking recovery of response costs incurred at the Artel Chemical Corporation Site in Kanawha and Putnam Counties, West Virginia. There is a total of 57 companies in the litigation. It is alleged that the Registrant used this site for the blending of certain anti-freeze chemicals used in the coal mining business. The Registrant has reached a settlement of this matter under which it will resolve its alleged liability by paying a percentage of costs associated with remediating the site. Pursuant to present estimates, the Registrant's share will be approximately $440,000 payable over a period of three to six years. Such allocation will not materially affect the Registrant's financial condition or results of operations.

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

     The Registrant is a defendant in the case of Danny Aguayo, et al. v. Betz Laboratories, Inc., et al. commenced September, 1995 in the Superior Court of California, County of Los Angeles. Plaintiffs herein also seek money damages for alleged exposure to chromate based products sold by Registrant to PG&E for use in cooling towers between 1952 to 1966. Plaintiffs allege exposure arising out of the release of such products into groundwater and out of the customary use of chromate based products. Registrant denies any legal liability to plaintiffs. Registrant also believes that adequate insurance coverage exists which would make recovery of damages, if any, by plaintiffs unlikely to materially affect Registrant's financial condition or results of operations.

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


                                     PART II

          Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                                 SECURITY HOLDER MATTERS

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 5, Registrant hereby incorporates by reference the information contained in Note 12 to the Consolidated Financial Statements, "Quarterly Financial Information (Unaudited)", under the captions "Cash Dividends Declared Per Common Share" and "Common Stock Market Prices" on page 27 of Registrant's 1995 Annual Report to its Shareholders.


                        Item 6 - SELECTED FINANCIAL DATA

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 6, Registrant hereby incorporates by reference the following information contained under the heading "Consolidated Summary of Operations" on pages
30 and 31 of Registrant's 1995 Annual Report to its Shareholders: For Fiscal Years 1991 through 1995, both inclusive, the information under the headings "Net Sales", "Net Earnings", "Earnings per Common Share", "Cash Dividends Declared per Common Share", "Total assets", and "ESOP debt".


      Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item
7, Registrant hereby incorporates by reference the information contained under the heading "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" on pages 27 through 29 of Registrant's 1995 Annual Report to its Shareholders.


              Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 8, Registrant hereby incorporates by reference the consolidated financial statements included on pages 16 through 27, both inclusive, of Registrant's 1995 Annual Report to its Shareholders.


          Item 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

            Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 10, Registrant hereby incorporates by reference the information contained under the heading "Directors and Executive Officers" on pages 2 through 6, both inclusive, of Registrant's definitive proxy statement to be used in connection with Registrant's 1996 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 8, 1996.


                Item 11 - EXECUTIVE COMPENSATION AND TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 11, Registrant hereby incorporates by reference the information contained under the headings "Executive Compensation" on pages 9 through 16, both inclusive, of Registrant's definitive proxy statement to be used in connection with Registrant's 1996 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 8, 1996.


     Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 12, Registrant hereby incorporates by reference the information contained under the heading "Ownership of Company Shares" on pages 7 and 8 of Registrant's definitive proxy statement to be used in connection with Registrant's 1996 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 8, 1996.


            Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV

   Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

a. 1. and 2. The following consolidated financial statements of Betz Laboratories, Inc. and subsidiaries, included in the Annual Report of Registrant to its Shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

                                                                        Annual
                                                                        Report
                                                                        Page(s)

        Report of ERNST & YOUNG LLP, Independent Auditors . . . .          16

        Consolidated Statements of Operations--Years ended
          December 31, 1995, 1994 and 1993 . . . . . . . . . . . .         17

        Consolidated Balance Sheets--December 31, 1995 and 1994  .       18-19

        Consolidated Statements of Cash Flows--Years
          ended December 31, 1995, 1994 and 1993 . . . . . . . . .         20

        Consolidated Statements of Common Shareholders' Equity--
          Years ended December 31, 1995, 1994 and 1993 . . . . . .         21

        Notes to Consolidated Financial Statements . . . . . . . .       22-27

     The following consolidated financial statement schedule of Betz Laboratories, Inc. and subsidiaries is included in Item 14(d):

                                                                         Form
                                                                         10-K
                                                                        Page(s)


        Schedule II -- Valuation and Qualifying Accounts . . . .     17 (F-1)





    All other schedules for which provision is made in the applicable account-ing regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

      4         Instruments defining the rights of Security
                Holders . . . . . . . . . . . . . . . . . . .            *
                      * See Exhibit 3 hereto.



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



     11    Statement regarding computation of per share earnings        18


     13    Registrant's 1995 Annual Report to Shareholders              19
           [only those portions specifically incorporated in this Annual Report on Form 10-K are to be deemed as filed with the Commission].

     21    Subsidiaries of Registrant . . . . . . . . . . . .           57


     23    Consent of Independent Auditors. . . . . . . . . .           58


     27    Financial Data Schedule. . . . . . . . . . . . . .           59


b.  Reports on Form 8K

    None



BETZ LABORATORIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
(In thousands)


------------------------------------------------------------------------------------------------------------------------
COL. A                   COL. B.                                COL. C                    COL. D          COL. E
------------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                        ---------------------
DESCRIPTION              BALANCE AT BEGINNING         (1)                     (2)
                         OF PERIOD             CHARGED TO COSTS    CHARGED TO OTHER       DEDUCTIONS --   BALANCE AT END
                                               AND EXPENSES        ACCOUNTS -- DESCRIBE   DESCRIBE        OF PERIOD
------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful
 Accounts Receivable
 deducted from Trade
 Accounts Receivable:

  Year Ended
   December 31, 1995     $2,693                  $434                 $122 (B)               $363 (A)     $2,886
                         ======                ======               ======                 ======         ======
  Year Ended
   December 31, 1994     $2,698                  $322               $   --                   $327 (A)     $2,693
                         ======                ======               ======                 ======         ======
  Year Ended
   December 31, 1993     $2,880                $1,140               $   --                 $1,322 (A)     $2,698
                         ======                ======               ======                 ======         ======


(A)  Principally accounts written off.
(B)  Acquisition of The Misan Group.



                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETZ LABORATORIES, INC.

By:  s/ William R. Cook                     Date: March 29, 1996
   -------------------------------
     William R. Cook,
     President and
     Chief Executive Officer

By:  s/ George L. James, III                Date: March 29, 1996
   -------------------------------
     George L. James, III
     Vice President,
     Chief Financial Officer
     and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  s/ John F. McCaughan                   Date: March 29, 1996
   -------------------------------
     John F. McCaughan,
     Director

By:  s/ John W. Boyer, Jr.                  Date: March 29, 1996
   -------------------------------
     John W. Boyer, Jr.,
     Director

By:  s/ Patrick F. Brennan                  Date: March 29, 1996
   -------------------------------
     Patrick F. Brennan,
     Director

By:  s/ Carolyn S. Burger                   Date: March 29, 1996
   -------------------------------
     Carolyn S. Burger
     Director

By:  s/ George A. Butler                    Date: March 29, 1996
   -------------------------------
     George A. Butler,
     Director

By:  s/ William R. Cook                     Date: March 29, 1996
   -------------------------------
     William R. Cook,
     Director

By:  s/ Alan R. Hirsig                      Date: March 29, 1996
   -------------------------------
     Alan R. Hirsig
     Director

By:  s/ John A. Miller                      Date: March 29, 1996
   -------------------------------
     John A. Miller,
     Director

By:  s/ John Quarles                        Date: March 29, 1996
   -------------------------------
     John Quarles,
     Director

By:  s/ John A. H. Shober                   Date: March 29, 1996
   -------------------------------
     John A. H. Shober,
     Director

By:  s/ Geoffrey Stengle, Jr.               Date: March 29, 1996
   -------------------------------
     Geoffrey Stengel, Jr.,
     Director

By:  s/ Robert L. Yohe                      Date: March 29, 1996
   -------------------------------
     Robert L. Yohe,
     Director


REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Betz Laboratories, Inc.


      We have audited the accompanying consolidated balance sheets of Betz Laboratories, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Betz Laboratories, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

      As discussed in the Notes to Consolidated Financial Statements, in 1993 the Company changed its methods of accounting for income taxes (Note 2) and postretirement benefits other than pensions (Note 9) and changed its method of calculating asset values used in the determination of pension expense (Note
3).



                                                         ERNST & YOUNG LLP



Philadelphia, Pennsylvania
January 30, 1996




CONSOLIDATED STATEMENTS OF OPERATIONS
Betz Laboratories, Inc.
----------------------------------------------------------------------------------------------------

                                                                        Year Ended December 31
                                                                ------------------------------------
(In thousands, except per share amounts)                             1995        1994        1993
----------------------------------------------------------------------------------------------------
Net Sales                                                          $752,453    $708,286    $684,872

Operating Costs and Expenses:
       Cost of products sold                                        273,712     252,514     237,530
       Selling, research and administrative expenses                353,163     338,267     329,860
       Provision for restructuring                                   15,606        --        16,196
                                                                  ----------  ----------  ----------
                                                                    642,481     590,781     583,586
                                                                  ----------  ----------  ----------
                                        OPERATING EARNINGS          109,972     117,505     101,286

Other Income (Expense):
       Investment and other income                                    2,719       3,617       2,927
       Interest expense                                              (1,124)       (178)       (143)
                                                                  ----------  ----------  ----------
                                                                      1,595       3,439       2,784
                                                                  ----------  ----------  ----------
                          EARNINGS BEFORE INCOME TAXES AND
                   CUMULATIVE EFFECT OF ACCOUNTING CHANGES          111,567     120,944     104,070

Income Taxes                                                         43,270      47,773      40,691
                                                                  ----------  ----------  ----------
                         EARNINGS BEFORE CUMULATIVE EFFECT
                                     OF ACCOUNTING CHANGES           68,297      73,171      63,379

Cumulative effect of accounting changes:
       Income taxes                                                    --          --         3,600
       Retiree health care, net of $1,700 income taxes                 --          --        (2,700)
       Pension, net of $780 income taxes                               --          --         1,241
                                                                  ----------  ----------  ----------
                                                                       --          --         2,141
                                                                  ----------  ----------  ----------

                                             NET EARNINGS           $68,297     $73,171     $65,520
                                                                  ==========  ==========  ==========


Primary earnings per Common Share:
       Before cumulative effect of accounting changes                 $2.27       $2.43       $2.05
       Accounting changes                                              --          --           .07
                                                                  ----------  ----------  ----------
                       Primary earnings per Common Share              $2.27       $2.43       $2.12
                                                                  ==========  ==========  ==========

Fully diluted earnings per Common Share:
       Before cumulative effect of accounting changes                 $2.16       $2.30       $1.95
       Accounting changes                                              --          --           .07
                                                                  ----------  ----------  ----------
                       Fully diluted earnings per Common Share        $2.16       $2.30       $2.02
                                                                  ==========  ==========  ==========

Average number of Common Shares:
       Primary                                                       27,889      28,108      28,576
                                                                  ==========  ==========  ==========
       Fully diluted                                                 30,651      30,885      31,331
                                                                  ==========  ==========  ==========


See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
Betz Laboratories, Inc.
----------------------------------------------------------------------------------------

                                                                 December 31
                                                            ----------------------
(Dollars in thousands, except per share amounts)               1995        1994
----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                               $13,919     $43,926
      Trade accounts receivable, less allowances:
         1995 -- $2,886; 1994 -- $2,693                       146,404     121,660
      Inventories:
         Finished products and goods purchased for resale      25,675      19,491
         Raw materials                                         25,608      20,133
                                                            ----------  ----------
                                                               51,283      39,624

      Prepaid expenses and other                               40,535      24,666
                                                            ----------  ----------
                                    TOTAL CURRENT ASSETS      252,141     229,876







PROPERTY, PLANT AND EQUIPMENT -- at cost
      Buildings                                               190,308     172,833
      Machinery and equipment                                 439,764     396,074
      Allowance for depreciation                             (336,578)   (291,588)
                                                            ----------  ----------
                                                              293,494     277,319

      Land                                                     27,792      22,056
      Construction in progress
         (estimated cost to complete -- $27,391)               12,528       9,573
                                                            ----------  ----------
                                                              333,814     308,948






OTHER ASSETS
      Investments and other                                    13,037      10,256
      Intangibles -- at cost, less amortization:
         1995 -- $3,544; 1994 -- $2,855                        31,476       6,418
                                                            ----------  ----------
                                                               44,513      16,674
                                                            ----------  ----------
                                                             $630,468    $555,498
                                                            =========   =========





------------------------------------------------------------------------------------------------------

                                                                               December 31
                                                                          ----------  ----------
                                                                             1995        1994
------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Trade accounts payable                                                $39,220     $29,654
      Payroll and related taxes                                              26,681      24,010
      Notes payable                                                          18,488       1,086
      Accrued expenses                                                       35,971      20,305
      Income taxes                                                           13,244      12,587
      Dividends payable                                                      10,232      10,031
      Current portion of ESOP debt                                            1,000       1,000
                                                                          ----------  ----------
                                    TOTAL CURRENT LIABILITIES               144,836      98,673


ESOP DEBT -- less portion classified as current                              95,500      96,500

LONG-TERM LIABILITIES
      Income taxes                                                           20,475      20,765
      Employee benefit plans                                                 19,451      13,198
      Other                                                                   7,207       2,404
                                                                          ----------  ----------
                                                                             47,133      36,367

SHAREHOLDERS' EQUITY
      Preferred Shares -- Authorized -- 1,000,000 shares, $.10 par value, voting Series A ESOP Convertible, 8% Cumulative,
         stated at aggregate liquidation preference;
         Issued:  1995 -- 487,903 shares; 1994 -- 492,167 shares             97,581      98,433
      Guarantee of related ESOP debt                                        (91,406)    (92,834)
                                                                          ----------  ----------
                                                                              6,175       5,599

      Common Shareholders' Equity:
         Common Shares -- Authorized -- 90,000,000 shares, $.10
            par value; Issued (including treasury shares):
            1995 -- 33,643,981 shares; 1994 -- 33,649,527 shares              3,364       3,365
         Capital in excess of par value of shares                            82,613      81,802
         Retained earnings                                                  446,111     423,519
         Cost of Common Shares in treasury:
            1995 -- 5,990,825 shares; 1994 -- 5,784,899 shares             (198,157)   (187,523)
         Unearned compensation                                               (3,327)     (5,521)
         Foreign currency translation adjustments                             6,220       2,717
                                                                          ----------  ----------
                                    COMMON SHAREHOLDERS' EQUITY             336,824     318,359
                                                                          ----------  ----------
                                    TOTAL SHAREHOLDERS' EQUITY              342,999     323,958
                                                                          ----------  ----------
                                                                           $630,468    $555,498
                                                                          ==========  ==========


See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Betz Laboratories, Inc.
-------------------------------------------------------------------------------------------------------

                                                                      Year Ended December 31
                                                                -----------------------------------
(In thousands)                                                     1995        1994        1993
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net earnings                                                  $68,297     $73,171     $65,520
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation and amortization                              49,216      45,111      42,083
        Compensation and employee benefit plans                    10,491       8,554       4,707
        Income taxes                                                 (147)      1,588       2,575
        Provision for restructuring                                15,606        --        16,196
        Cumulative effect of accounting changes                      --          --        (2,141)
        Other, net                                                   (580)     (1,112)       (745)
        Changes in operating assets and liabilities,
          net of business combinations:
          Accounts receivable                                     (13,019)    (18,778)      3,192
          Inventories                                              (8,019)     (2,318)     (2,959)
          Prepaid expenses and other                              (10,039)        282      (2,590)
          Accounts payable and accrued expenses                    (2,110)      7,801      (5,665)
                                                                ----------  ----------  ----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES         109,696     114,299     120,173

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                (64,073)    (55,024)    (63,212)
    Proceeds from sales of long-term assets                         2,028       9,081      11,718
    Purchases of businesses and long-term investments             (34,638)     (3,494)       --
    Other, net                                                       (647)     (1,645)       (258)
                                                                ----------  ----------  ----------
                NET CASH USED IN INVESTING ACTIVITIES             (97,330)    (51,082)    (51,752)

FINANCING ACTIVITIES
    Dividends paid                                                (48,367)    (47,480)    (47,206)
    Proceeds from issuance of Common Shares,
      including treasury shares                                     1,028       3,064       1,955
    Purchase of treasury shares                                   (12,619)    (19,995)    (22,432)
    Principal payments on ESOP debt                                (1,000)       (500)       (500)
    Retirement of ESOP preferred shares                              --          (516)       (370)
    Net short-term borrowings                                      17,402        --          --
                                                                ----------  ----------  ----------
                NET CASH USED IN FINANCING ACTIVITIES             (43,556)    (65,427)    (68,553)

    Effect of exchange rate changes on cash                         1,183       2,215      (2,310)
                                                                ----------  ----------  ----------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (30,007)          5      (2,442)

    Cash and Cash Equivalents at Beginning of Year                 43,926      43,921      46,363
                                                                ----------  ----------  ----------
                CASH AND CASH EQUIVALENTS AT END OF YEAR          $13,919     $43,926     $43,921
                                                                ==========  ==========  ==========




See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
Betz Laboratories, Inc.
---------------------------------------------------------------------------------------------------------------------


                                                                                                   Capital in
                                                           Number of Shares                        Excess of
                                                        Common        Treasury        Common       Par Value
(Dollars in thousands, except per share amounts)        Shares         Shares         Shares       of Shares
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1993                            33,666,491      5,146,082       $3,367        $75,524
     Net earnings
     Dividends on preferred shares ($16.00 per share)
     Tax benefit on preferred shares
     Dividends on common shares ($1.39 per share)
     Reacquired common shares                                          505,200
     Reissue of treasury shares to stock plans                        (123,972)                        1,013
     Shares cancelled through stock plans               (11,776)                           (2)
     Tax benefits related to stock plans                                                               2,130
     Stock grants expensed
     Currency translation adjustments
                                                      ----------     ----------     ----------     ----------

Balance at December 31, 1993                          33,654,715      5,527,310        3,365         78,667
     Net earnings
     Dividends on preferred shares ($16.00 per share)
     Tax benefit on preferred shares
     Dividends on common shares ($1.43 per share)
     Reacquired common shares                                          400,000
     Reissue of treasury shares to stock plans                        (142,411)                        1,359
     Shares cancelled through stock plans                (5,188)                                        (230)
     Tax benefits related to stock plans                                                               2,006
     Stock grants expensed
     Currency translation adjustments
                                                      ----------     ----------     ----------     ----------

Balance at December 31, 1994                          33,649,527      5,784,899        3,365         81,802
     Net earnings
     Dividends on preferred shares ($16.00 per share)
     Tax benefit on preferred shares
     Dividends on common shares ($1.47 per share)
     Reacquired common shares                                          300,000
     Reissue of treasury shares to stock plans                         (94,074)                          771
     Shares cancelled through stock plans                (5,546)                           (1)          (290)
     Tax benefits related to stock plans                                                                 330
     Stock grants expensed
     Currency translation adjustments
                                                      ----------     ----------     ----------     ----------
Balance at December 31, 1995                          33,643,981      5,990,825       $3,364        $82,613
                                                      ==========      =========     ==========     ==========

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
Betz Laboratories, Inc.
-----------------------------------------------------------------------------------------------------------------------


                                                                                                    Foreign
                                                                                     Unearned       Currency
                                                       Retained       Treasury       Compen-       Translation
(Dollars in thousands, except per share amounts)       Earnings        Shares         sation       Adjustments
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1993                             $373,005      $(150,550)       $(9,511)        $1,763
     Net earnings                                        65,520
     Dividends on preferred shares ($16.00 per share)    (7,948)
     Tax benefit on preferred shares                      3,554
     Dividends on common shares ($1.39 per share)       (39,405)
     Reacquired common shares                                          (22,432)
     Reissue of treasury shares to stock plans                           2,540         (2,231)
     Shares cancelled through stock plans
     Tax benefits related to stock plans
     Stock grants expensed                                                              3,969
     Currency translation adjustments                                                                 (6,087)
                                                      ----------     ----------     ----------     ----------

Balance at December 31, 1993                            394,726       (170,442)        (7,773)        (4,324)
     Net earnings                                        73,171
     Dividends on preferred shares ($16.00 per share)    (7,905)
     Tax benefit on preferred shares                      3,288
     Dividends on common shares ($1.43 per share)       (39,761)
     Reacquired common shares                                          (19,995)
     Reissue of treasury shares to stock plans                           2,914           (928)
     Shares cancelled through stock plans                                                 230
     Tax benefits related to stock plans
     Stock grants expensed                                                              2,950
     Currency translation adjustments                                                                  7,041
                                                      ----------     ----------     ----------     ----------

Balance at December 31, 1994                            423,519       (187,523)        (5,521)         2,717
     Net earnings                                        68,297
     Dividends on preferred shares ($16.00 per share)    (7,840)
     Tax benefit on preferred shares                      2,871
     Dividends on common shares ($1.47 per share)       (40,727)
     Reacquired common shares                                          (12,619)
     Reissue of treasury shares to stock plans                           1,985           (836)
     Shares cancelled through stock plans                                                 290
     Tax benefits related to stock plans
     Stock grants expensed                                                              2,740
     Currency translation adjustments                        (9)                                       3,503
                                                      ----------     ----------     ----------     ----------

Balance at December 31, 1995                           $446,111      $(198,157)       $(3,327)        $6,220
                                                      ==========     ==========     ==========     ==========

See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Betz Laboratories, Inc.
------------------------------------------------------------------------------

1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business - The Company is engaged in the engineered chemical treatment of water, wastewater and process systems operating in a wide variety of industrial and commercial applications with particular emphasis on the chemical, petroleum refining, paper, automotive, electric utility and steel industries. The Company produces and markets a wide range of specialty chemical products. Chemical treatment programs are developed and marketed for use in boilers, cooling systems, heat exchangers, paper and petroleum process streams and both influent and effluent systems. The Company monitors changing water, process and plant operating conditions so as to prescribe the appropriate treatment programs to solve problems such as corrosion, scale, de-posit formation and a variety of process problems. Operations are conducted primarily in the United States, Canada and Europe, and also in Asia-Pacific and Latin America.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany items and transactions are eliminated from the consolidated statements. The Company follows the practice of using a November 30 fiscal year for all non-U.S. subsidiaries in order to expedite the year-end closing.

      Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates their fair value at December 31, 1995.

      Inventories - Inventories are stated at the lower of cost or market. Cost of approximately 70 percent of the inventory is determined by the last-in, first-out (LIFO) method, the balance by the first-in, first-out (FIFO) method. If the FIFO method of inventory accounting had been used for all inventory, amounts would have been approximately $11,201,000 and $10,681,000 higher than reported at December 31, 1995 and December 31, 1994, respectively.

      Depreciation - Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Depreciation expense for the three years ended December 31, 1995, 1994 and 1993 is $48,528,000, $44,769,000 and $41,758,000, respectively.

      Investments - Marketable equity securities and cash surrender value of officers' life insurance policies are recorded at fair value. All other investments are generally carried at cost, which does not exceed fair value.

      Intangible Assets - Intangible assets consist primarily of cost in excess of net assets of acquired businesses. Amortization is computed by the straight-line method generally over 40 years.

      Foreign Currency Exposure Management - The Company, through its foreign subsidiaries, is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of the income of its foreign subsidiaries. The Company purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its cash flow and current unremitted income from certain of its foreign subsidiaries. The forward contracts generally are marked to market and resulting adjustments are recorded directly in income. These adjustments had no material impact on the results of operations for 1995, 1994 and 1993.

      Research and Development - Research and development costs ($32,153,000 in 1995, $29,818,000 in 1994 and $28,732,000 in 1993) are charged to expense as incurred.

      Per Share Amounts - Primary earnings per Common Share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of stock options during the periods presented. In computing primary earnings per Common Share, preferred stock dividends, net of related income tax benefit, reduce income available to common shareholders. In computing fully diluted earnings per Common Share, conversion of the Series A ESOP Convertible Preferred Shares is assumed.

      Impact of Accounting Pronouncements - In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

      Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," (FAS 123) is effective for fiscal years beginning
after December 15, 1995.   FAS 123 provides companies with a choice to follow
the provisions of FAS 123 in determining stock based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide the pro forma disclosures as required by FAS 123 in the December 31, 1996 notes to the consolidated financial statements.

      Reclassifications - Certain amounts in the financial statements for the year ended December 31, 1994 have been reclassified to conform with 1995 classifications.





2   INCOME TAXES

      Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standard No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $3,600,000.

      The components of earnings before income taxes and cumulative effect of accounting changes consists of the following (in thousands):

                               1995               1994               1993
                               ----               ----               ----
U.S.                        $ 75,564            $ 90,613          $ 75,232
Non-U.S.                      36,003              30,331            28,838
                             -------             -------           -------
                            $111,567            $120,944          $104,070
                            ========            ========          ========


The provision for income taxes consists of the following (in thousands):

                               1995               1994               1993
                               ----               ----               ----
Current:
          Federal             31,780             34,837             28,879
          State                4,412              4,291              5,505
          Foreign             10,427             10,222              9,894
                             -------            -------            -------
Total Current                 46,619             49,350             44,278

Deferred:
          Federal             (4,661)            (1,924)            (2,507)
          State               (1,039)              (145)              (532)
          Foreign              2,351                492               (548)
                              ------             ------             ------
Total Deferred                (3,349)            (1,577)            (3,587)
                              ------             ------             ------
Total Taxes                  $43,270            $47,773            $40,691
                             =======            =======            =======



      A reconciliation of the effective income tax rate with the statutory federal income tax rate is as follows:

                                   1995         1994        1993
                                   ----         ----        ----
Federal tax rate                   35.0%        35.0%       35.0%
State and local taxes, net of
          federal income taxes      2.0          2.3         3.2
Other items                         1.8          2.2         0.9
                                   ----         ----        ----
Effective income tax rate          38.8%        39.5%       39.1%
                                   =====        =====       =====


      Deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                            1995         1994
                                            ----         ----

Deferred Tax Assets:
          Stock and benefit plans          $10,597       $8,400
          Nondeductible expenses            11,029        5,221
          Other                              3,851        2,981
                                            ------       ------
             Total Deferred Tax Assets      25,477       16,602

Deferred Tax Liabilities:
          Tax over book depreciation       (32,482)     (28,635)
          Other                               (522)        (704)
                                           -------      -------
          Total Deferred Tax Liabilities   (33,004)     (29,339)
                                           -------      -------
          Net Deferred Tax Liabilities     $(7,527)    $(12,737)
                                           =======      =======


      In 1995 and 1994, prepaid expenses and other includes deferred tax assets of $12,948,000 and $7,683,000, respectively. At December 31, 1994, investments and other includes deferred tax assets of $345,000. The balance of $20,475,000 and $20,765,000 is included in long-term liabilities - income taxes on the balance sheet.

      The Company made income tax payments of $46,000,000, $39,299,000 and $43,087,000 for the years 1995, 1994 and 1993, respectively.

      The Company has not provided United States income taxes on $84,553,000 of unremitted earnings of foreign subsidiaries because management views such earnings as being indefinitely invested.



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

      Effective January 1, 1995, the Company refined the termination, retirement and salary scale assumptions to better reflect actual experience.
The new salary scale assumption is graded by age with an underlying inflation assumption. The underlying inflation assumption for the salary scale was changed to 4% from 5% in 1994 and 1993. The 1994 and 1993 salary scale was not graded and assumed a constant rate of increase over the employees' years of service. These changes contributed to the reduction of the Company's 1995 net periodic pension expense.

      Other assumptions used to develop the Company's net periodic pension expense and the actuarial present value of the benefit obligations are as follows:

                                              1995          1994          1993
                                              ----          ----          ----
Discount rate                                 7.0%          8.5%          7.25%
Long-term rate of return on plan assets       9.25%         9.25%         9.5%

      Effective January 1, 1993, the Company changed its method of calculating the value of assets of its pension plan for purposes of determining annual pension costs under Financial Accounting Standard No. 87. This calculated value is the basis for computing the annual expected return on plan assets and the net amortization and deferral component of pension costs. This calculated value recognizes changes in fair value of assets over three years (previously five years). The cumulative effect on years prior to 1993 was $1,241,000 (net of taxes of $780,000), or $.04 per share, which was a one-time, noncash increase in net income for 1993.

      Net periodic pension expense (excluding the 1993 cumulative effect of the accounting change) for the Company's defined benefit plans consists of the following (in thousands):

                                              1995          1994          1993
                                              ----          ----          ----
Service cost                                $ 6,841       $ 9,070       $ 6,262
Interest cost                                12,983        12,558        10,907
Return on plan assets                       (33,293)      (12,327)      (11,469)
Net amortization and deferral                20,534           623         1,477
                                            -------        ------       -------
Net periodic pension expense                $ 7,065       $ 9,924       $ 7,177
                                            =======       =======       =======


                The following table sets forth the actuarial present value of benefit obligations and funded status at December 31 for the Company's plans
(in thousands):

                                                        1995          1994
                                                        ----          ----
Actuarial present value of benefit obligations:
          Vested benefits                            $(154,059)    $(113,075)
          Nonvested benefits                            (9,080)       (6,419)
                                                      --------      --------
          Accumulated benefit obligation              (163,139)     (119,494)
          Effect of projected future salary increases  (28,911)      (42,262)
                                                      --------      --------
Projected benefit obligation                          (192,050)     (161,756)
Plan assets at fair value                              175,843       140,580
                                                      --------      --------
Projected benefit obligation in excess of plan asset   (16,207)      (21,176)
Unrecognized net loss (gain)                            (3,569)        8,389
Unrecognized prior service cost                          7,008         6,244
Other                                                      800           614
                                                        ------        ------
Net pension liability included in the balance sheet  $ (11,968)     $ (5,929)
                                                     =========      ========




4   SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates principally in one industry segment which includes the development, manufacture and sale of specialty chemical products used to treat industrial water.

      The Company's areas of operation outside of the United States and Europe principally include Canada, Latin America and Asia-Pacific. No one single foreign country in which the Company produces or markets its products is significant to consolidated operations. No single customer accounts for more than 10 percent of the Company's revenues.

      Information about the Company's operations in different geographic locations is shown below.

                              United                   Other
1995                          States      Europe      Foreign     Consolidated
-------------------------------------------------------------------------------
Net sales                    $555,882    $111,594     $84,977      $752,453
Operating earnings             78,554      15,225      16,193       109,972
Identifiable assets           395,660     142,676      92,132       630,468
=============================================================================

1994
-----------------------------------------------------------------------------
Net sales                    $551,515    $ 94,250     $62,521      $708,286
Operating earnings             94,804      13,303       9,398       117,505
Identifiable assets           395,046     102,885      57,567       555,498
=============================================================================

1993
-----------------------------------------------------------------------------
Net sales                    $543,261    $ 84,613     $56,998      $684,872
Operating earnings             82,298       9,905       9,083       101,286
Identifiable assets           399,927      75,928      45,274       521,129
=============================================================================


      United States identifiable assets include $800,000, $27,000,000 and $32,100,000 of cash and cash equivalents, marketable securities and other investments at December 31, 1995, 1994 and 1993, respectively. These assets are available for general corporate purposes.

      Direct export sales of $10,841,000, $13,629,000 and $11,981,000 for the years 1995, 1994 and 1993, respectively, are included in United States net sales.




5   STOCK OPTION, STOCK INCENTIVE AND SHAREHOLDER RIGHTS PLANS

      Option Plans - Options granted under the Company's Stock Option Plans are at the fair value at the date of grant. The period during which these options become exercisable ranges from date of grant to two years after date of grant.
Unexercised options expire ten years after date of grant. No individual may receive an option if that individual owns (or would own if options were exercised) stock possessing 5 percent of the voting power or value of all classes of stock of the Company.

      Option activity is summarized as follows:

                                         Number of        Option Price
                                          Shares           per Share
                                        ---------      ----------------
Outstanding at January 1, 1993          1,457,715      $15.50  - $60.50
   Granted                                612,641       43.625 -  59.00
   Cancelled                              (20,619)      33.50  -  60.50
   Exercised                              (76,797)      15.50  -  58.25
                                        ---------
Outstanding at December 31, 1993        1,972,940       17.375 -  60.50
   Granted                                727,746       43.25  -  49.625
   Cancelled                              (25,490)      33.50  -  60.00
   Exercised                             (110,927)      17.375 -  46.75
                                        ---------
Outstanding at December 31, 1994        2,564,269       17.375 -  60.50
   Granted                                967,688       39.25  -  45.875
   Cancelled                              (46,004)      43.625 -  60.50
   Exercised                              (47,730)      17.375 -  37.25
                                        ---------
Outstanding at December 31, 1995        3,438,223      $20.125 - $60.50
                                        =========
Exercisable at December 31, 1995        2,660,732
                                        =========


      At December 31, 1995, the Company had remaining an aggregate of 4,418,319
Common Shares reserved for issuance under its Stock Option Plans.


      Incentive Plan - The Employee Stock Incentive Plan provides that up to
2,500,000 shares of common stock may be granted to April 13, 2005, at the discretion of the Board of Directors, to key employees and non-employee
Directors at no cost to the employees or Directors. The Company granted 20,658, 20,098 and 48,504 shares during 1995, 1994 and 1993, respectively. Key employees receiving grants are entitled to receive dividends, but assumption of full beneficial ownership is contingent at the time of grant. In the event the employee does not remain in continuous employment for the periods stipulated, the shares are cancelled and revert to the Company for reissuance under the Plan.

      The aggregate fair market value of the shares granted under this Plan is considered unearned compensation at the time of grant and compensation is earned ratably over the stipulated period.

      At December 31, 1995, the Company had remaining an aggregate of 627,048
Common Shares available for issuance under its Employee Stock Incentive Plan.


      Common Stock Shareholder Rights Plan - On September 8, 1988, the Board of
Directors declared a distribution of one Stock Purchase Right for each Common
Share outstanding. Each right will entitle the holder to buy from the Company a unit consisting of one Common Share at an exercise price of $75 per unit. The rights become exercisable ten days after a public announcement that a person or group has acquired 20 percent or more of the Company's Common Shares or has commenced a tender offer for 20 percent or more of the Common Shares. The rights may be redeemed prior to becoming exercisable by action of the Board of Directors at a redemption price of $.01 per right. If more than 20 percent of the Company's Common Shares become held by a beneficial owner, other than pursuant to an offer deemed in the best interests of the shareholders by the Company's independent directors, each right may be exercised for Common Shares, or other property, of the Company having a value of twice the exercise price of each right. If the Company is acquired by any person after the rights become exercisable, each right will entitle its holder to receive common shares of the acquiring company having a market value of twice the exercise price of each right. The rights expire on September 19, 1998.




6   EMPLOYEE STOCK OWNERSHIP (ESOP) AND 401(k) PLAN

      In 1989, the Company established an ESOP and a related trust as a long-term benefit for substantially all of its U.S. employees. This plan supplements the Company's employee retirement plan. Under this plan, the Company sold
500,000 shares of a new Series A ESOP Convertible Preferred Stock to the trust for $100,000,000. The Company arranged for and guaranteed a loan of $100,000,000 to the trust for the purchase of the preferred stock. Proceeds of the loan were primarily used for the purchase of common treasury stock to be used for future conversion and redemption of the preferred stock, which is presently convertible into 2,758,000 shares of common stock. The loan and guarantee are recorded in the Company's consolidated balance sheets as long-term debt and a reduction in shareholders' equity.

      Effective January 1, 1990, the Company's 401(k) program was integrated into the Employee Stock Ownership Plan. Employees may invest 2 to 15 percent of eligible compensation. Company matches, equal to 25 percent of the first 4 percent of employees' investments, fully vest to employees upon the completion of 5 years of service. The Company's matching contributions, which are included in ESOP expense, are made in the form of the ESOP Convertible Preferred Stock.
The fair value of such matching contributions amounted to $1,397,000 in 1995, $1,365,000 in 1994 and $1,411,000 in 1993.

      After satisfying the 401(k) matching contributions, the remaining shares of ESOP stock are allocated to each participant based on the ratio of the participant's compensation to total compensation of all participants. During
1995, 4,264 shares of the Preferred Stock were converted to Common Shares by plan participants and permanently retired. The number of shares allocated and unallocated at December 31 are as follows:

                                                          1995           1994
                                                          ----           ----
Allocated                                               109,512        102,884
Unallocated                                             378,391        389,283
                                                        -------        -------
Total shares held by ESOP                               487,903        492,167
                                                        =======        =======


      The Company is required to make quarterly contributions to the Plan which enable the trust to service its indebtedness. Net ESOP cost for the Company is comprised of the following elements (in thousands):

                                           1995           1994           1993
                                           ----           ----           ----
ESOP expense                             $ 9,263        $ 9,163        $ 9,210
Preferred dividends (charged to
          retained earnings)              (7,840)        (7,905)        (7,947)
                                         -------        -------         ------

ESOP expense charged to earnings         $ 1,423        $ 1,258        $ 1,263
                                         =======        =======        =======

ESOP debt interest expense at 8.08%      $ 7,835        $ 7,897        $ 7,937
                                         =======        =======        =======

ESOP contributions                       $ 8,838        $ 8,398        $ 8,441
                                         =======        =======        =======




      The ESOP expense is calculated using the 80-percent-of-shares-allocated method. To the extent that this expense exceeds the ESOP's annual debt service re-quirements, an adjustment is made to the shareholders' equity reduction to reflect the cumulative effect of the excess charges ($8,594,000, $7,166,000 and $5,899,000 in 1995, 1994 and 1993, respectively).

     The ESOP debt matures on June 19, 2009 and requires principal payments as follows: in each of the years 1996-2000 -- $1,000,000. The Company is obligated to maintain, among other things, certain levels of tangible net worth and interest coverage, and not to exceed a maximum funded debt level. The fair value of the ESOP debt approximates $104,000,000, which was estimated using discounted cash flow analyses, based on quoted market rates for similar obligations.

     Amounts paid by the Company to the ESOP which are characterized as interest expense in the accompanying financial statements and interest on other indebtedness amounted to $1,652,000, $1,263,000 and $1,331,000 for the years 1995, 1994 and 1993, respectively. Capitalized interest amounted to $528,000, $1,085,000 and $1,188,000 in 1995, 1994 and 1993, respectively.




7   LONG-TERM LEASES

      Total rental expense for all leases amounted to $14,861,000 in 1995, $13,971,000 in 1994 and $13,270,000 in 1993. The future rental commitments, primarily for automobiles, as of December 31, 1995 for all noncancelable leases are: 1996 -- $8,578,000, 1997 -- $3,952,000, 1998 -- $1,152,000, 1999 --
$165,000, 2000 -- $161,000 and $1,048,000 thereafter.




8   PROVISION FOR RESTRUCTURING

      The $16,196,000 provision for restructuring recorded in 1993 was for the estimated costs associated with the Company's decision to lower operating costs prospectively and reorganize the Company's marketing efforts on a global basis. The provision included $5,171,000 for asset writedowns and $11,025,000 for personnel reductions, globalization of marketing efforts and other restructuring costs. The $16,196,000 provision was sufficient to complete this restructuring plan during 1994 and 1995.

      The $15,606,000 provision for restructuring recorded in 1995 is for a further series of actions to reduce operating costs. These actions are expected to be substantially complete by the end of 1996 and include personnel reductions, office consolidations and asset dispositions, including the shutdown of two blending plants in Compton, California, and Cheyenne, Wyoming.

      The provision includes $7,760,000 for the writedown associated with the closure of the two blending plants and other planned asset dispositions. The $7,846,000 remaining provision is primarily for employee termination benefits covering approximately 150 technical, production, administrative and support employees located primarily in the U.S. At December 31, 1995, $7,507,000 of accrued restructuring costs are included in accrued expenses.




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

      The following table sets forth the plans' status at December 31:

      The accumulated postretirement benefit obligation, which is unfunded, follows (in thousands):

                                                             1995      1994
                                                             ----      ----
Retirees                                                   $(1,730)  $(1,186)
Active plan participants                                    (8,171)   (7,499)
                                                            ------    ------
Accumulated postretirement benefit obligation               (9,901)   (8,685)
Unrecognized net loss                                        3,563     2,647
Unrecognized prior service cost                                231       249
                                                             -----     -----
Postretirement benefit liability included in balance sheet $(6,107)  $(5,789)
                                                           =======    =======


      The components of net periodic postretirement benefit cost follow
(in thousands):

                                                      1995       1994      1993
                                                      ----       ----      ----
Service cost                                        $  403     $  543     $ 180
Interest cost on accumulated benefit obligation        579        547       320
Net amortization and other                              98        191        --
                                                    ------     ------     -----
Net periodic postretirement benefit costs           $1,080     $1,281     $ 500
                                                    ======     ======     =====




     Effective January 1, 1994, the medical trend assumption was changed from 13% in 1993 grading down to 6% by .5% per year to 11% grading down to 5% by .5% per year. An increase of 1% in the health care cost trend assumption would increase the accumulated postretirement obligation by approximately $1,193,000.

     The discount rate used to determine the accumulated postretirement benefit obligation was decreased from 8.5% at December 31, 1994 to 7.0% at December 31, 1995. The discount rate used at December 31, 1993 was 7.25%.



10   NOTES PAYABLE

      Notes payable at December 31, 1995 primarily consisted of $17,000,000 borrowed at 6.17% under the terms of a $20,000,000 unsecured line of credit with a U.S. commercial bank expiring on June 30, 1997.




11   ACQUISITIONS

      During 1995, the Company acquired two businesses to continue its expansion in non-U.S. markets. On May 1, 1995, the Company acquired Taiwan Peitz Company, Ltd., a water, paper process and refinery process treatment business. Taiwan Peitz Company, Ltd., which had been a licensee of the Company's products since 1974, was renamed Betz Taiwan, Ltd. On November 7, 1995, the Company acquired the Misan Group, an industrial water, paper process and fuel oil treatment company with headquarters in Naples, Italy and subsidiaries in Spain and Portugal.

      The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the dates of acquisition. The combined purchase price for the acquisitions was $43,400,000, consisting of $32,500,000 in cash and $7,300,000 to be paid in
1996 and $3,600,000 payable in 1997, which are included in the December 31, 1995 balance sheet in accrued expenses and other long-term liabilities, respectively. The excess of the purchase price over the fair value of the net assets acquired was approximately $25,000,000, which will be amortized on a straight-line basis over 40 years. The combined purchase price is subject to change based on further analysis.

      The operating results of these acquired businesses have been included in the consolidated statements of operations since the dates of acquisition. The pro forma consolidation of the results of operations, as if the acquisitions had taken place at the beginning of fiscal 1994, would not have been materially different from the reported amounts for fiscal 1994 and 1995.



12  QUARTERLY FINANCIAL INFORMATION (unaudited)

      The following is a summary of quarterly financial information for the years ended December 31,
1995 and 1994 (in thousands, except for per share data).

                                 1995 Quarter Ended                     1994 Quarter Ended
                         -----------------------------------    -----------------------------------
                         March 31 June 30  Sept. 30  Dec. 31    March 31 June 30  Sept. 30 Dec. 31
                         -------- -------  --------  -------    -------- -------  -------- -------

Net Sales                $177,934 $188,896 $195,790 $189,833    $172,934 $179,701 $180,398 $175,253
Gross Profit              114,857  120,304  124,565  119,015     111,720  116,490  115,843  111,719
Provision for
 Restructuring                 --       --    1,322   14,284          --       --       --       --
Earnings Before
  Income Taxes             30,725   32,711   33,394   14,737      30,860   31,496   31,750   26,838
Net Earnings               18,742   19,954   20,537    9,064      18,516   18,898   19,368   16,389

Net Earnings Per
  Common Share:
  Primary                     .63      .67      .69      .28         .61      .64      .65      .53
  Fully Diluted               .59      .64      .65      .28         .58      .60      .61      .51

Cash Dividends Declared
  Per Common Share            .36      .37      .37      .37         .35      .36      .36      .36

Common Stock Market
  Prices:
    High Price             46-5/8   45-5/8   46-3/8   41-5/8      53-5/8   50-3/8   48-1/2       50
    Low Price              42-7/8   41-1/4   40-3/4   38-3/4      43-5/8   42-3/8   42-1/4   43-1/2


      The common stock of the Company is traded on the New York Stock Exchange under the symbol BTL.
The approximate number of record holders of Common Shares as of February 9, 1996, was 3,444.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Betz Laboratories, Inc.
--------------------------------------------------------------------------------

OVERVIEW

      Nineteen ninety-five was another year of significant change and progress. The Company achieved record sales, remained focused on globalizing Betz, and took actions to reduce costs.

      For the year 1995, net sales increased $44.2 million from $708.3 million in 1994 to a record level of $752.5 million. This 6% sales increase was approximately comprised of a 4% volume-mix gain and a 1% increase from both selling prices and from the effects of foreign currency fluctuations.

      Current-year net earnings decreased 7% compared to 1994 totals from $73.2 million to $68.3 million. Fully diluted earnings per Common Share declined 6% from $2.30 to $2.16. During 1995, the Company recorded a pretax restructuring charge in the amount of $15.6 million. Without this restructuring charge, net earnings would have been $77.9 million, an increase of 6% over 1994, and equivalent to $2.47 fully diluted earnings per Common Share, a 7% increase over last year.

      In 1994, net sales increased 3% from 1993 (approximately comprised of a 4% volume-mix gain and a decrease of 1% resulting from the sale of the Company's oil field chemicals business in 1994). Earnings before the cumulative effect of accounting changes increased 15% over the 1993 level. During 1993, the Company recorded a pretax restructuring charge in the amount of $16.2 million. Without this restructuring charge, 1994 earnings before the cumulative effect of accounting changes would have been equal to the 1993 amount.


RESULTS OF OPERATIONS -- 1995 vs. 1994

      The Company's 1995 results of operations affirm the strategic decision to globalize to capture a larger share of non-U.S. markets. Non-U.S. sales increased 22% from $170.4 million last year to the current year's level of $207.4 million. Sales in the U.S. increased 1% from $537.9 million in 1994 to $545.0 million in 1995. Export sales from the U.S. are included with non-U.S. sales in the preceding and succeeding discussion and analysis (see Note 4 to Consolidated Financial Statements for U.S. export sales).

      Sales in Europe, Canada, the Asia-Pacific area and Latin America were 16% higher in local currencies. The 1995 U.S./non-U.S. sales relationship is 72%/28%, respectively, compared to 76%/24% in 1994. The Company's goal is to continue to increase its non-U.S. sales to at least 40% of sales by the year 2000.

      Sales reported by the Company's European subsidiaries were 18% higher in U.S. dollars and 9% higher in local currencies. Sales of paper process treatment programs in Europe were up strongly over 1994, while water treatment programs and refinery process treatment programs recorded solid gains.

      To continue its expansion in the European markets, the Company, on November 7, 1995, acquired the Misan Group (Misan), an industrial water, paper process and fuel oil treatment company with headquarters in Naples, Italy and subsidiaries in Spain and Portugal. The Misan acquisition did not have a material impact on the Company's 1995 results of operations since it was acquired on November 7, 1995, and the fiscal year ended on November 30, 1995.

      Betz Canada Inc. reported a local currency 1995 sales increase of 11%. The Canadian operation posted strong increases in all three of the Company's core product lines.

      The Company's Asia-Pacific and Latin American subsidiaries also experienced impressive sales growth for all three product lines and were 42% higher than 1994 in U.S. dollars and 38% higher in local currencies. Sales in the Asia-Pacific area benefited from the acquisition of Taiwan Peitz Company, Ltd. on May 1, 1995. The sales increase, exclusive of this acquisition, would have been approximately 20% in local currencies.

      Taiwan Peitz Company, Ltd. is a water, paper process and refinery process treatment business which had been a licensee of the Company's products since 1974. The new company, renamed Betz Taiwan, Ltd., provides the Company with additional opportunities for growth in the Asia-Pacific region, particularly in the paper and refinery process treatment businesses. The impact on the Company's 1995 results of operations was not material.

      The current year's U.S. net sales, excluding the 1994 divestiture of Betz Energy Chemicals, Inc., increased 2% from $533.8 million to $545.0 million.

      Sales of water and wastewater treatment programs by the Betz Water Management Group, the largest marketing unit, were flat when compared to 1994, primarily due to the ongoing weakness in the hydrocarbon processing industry.

      Sales of specialty process chemical treatment programs in the U.S. rose 5% from the 1994 level of $182.8 million to $192.4 million in 1995. Betz PaperChem, Inc., which markets the Company's line of specialty process chemicals to the pulp and paper industry, reported a similar increase. Combined sales of specialty refinery process treatment programs by Betz Process Chemicals, Inc. and specialty process chemicals to the metals industry by the Betz MetChem Division increased 6% over 1994.

      The Company's gross profit margin decreased from 64.3% of net sales in the prior year to 63.6% in 1995. This deterioration in the gross profit margin percentage is primarily due to higher raw material costs and a less favorable product mix.

      Selling, research and administrative expenses increased from $338.3 million in 1994 to $353.2 million in 1995, but decreased as a percent of net sales to 46.9% from 1994's 47.8%. Reductions in administrative expenses are the principal cause of this decline which mainly resulted from restructuring actions associated with the 1993 restructuring plan and continued cost controls. Selling and research expenses, as a percent of sales, remained constant.

      The $16.2 million provision for restructuring recorded in 1993 was for the estimated costs associated with the Company's decision to lower operating costs prospectively and reorganize the Company's marketing efforts on a global basis. During 1995, the Company completed the 1993 restructuring plan. The $16.2 million provision was sufficient to complete all actions anticipated in the 1993 plan.

      The $15.6 million provision for restructuring recorded in 1995 is for a further series of actions to reduce operating costs. These include personnel reductions, office consolidations and asset dispositions, including the shutdown of two blending plants in Compton, California, and Cheyenne, Wyoming. The majority of these actions are expected to be completed in 1996 and are anticipated to yield annualized savings of approximately $10 million, which will be fully realized by 1997. The provision includes $7.8 million for the writedown associated with the closure of the two blending plants and the other asset dispositions. The $7.8 million remaining provision is primarily for employee termination benefits covering approximately 150 technical, production, administrative and support employees located primarily in the U.S. No significant components of this charge would have been recognized in absence of these efforts. The restructuring obligation will be financed with available operating cash flows and external financing resources.

      The effective income tax rate decreased from 39.5% in 1994 to 38.8% in 1995, reflecting the tax benefits from tax planning initiatives.


RESULTS OF OPERATIONS -- 1994 vs. 1993

      The Company's results of operations for 1994 reflected the early success of globalization initiatives to capture a larger share of non-U.S. markets. While U.S. sales increased 1% from $531.3 million in 1993 to $537.9 million, non-U.S. sales increased 11% from $153.6 million to $170.4 million in 1994.

      Sales in Europe were 10% higher than 1993 in local currencies with strong results posted by the French, German and Scandinavian subsidiaries. Betz Canada Inc. reported a local currency 1994 sales increase of 12%, due primarily to higher sales of its industrial water treatment and paper process treatment programs. The Company also reported double-digit sales increases in the Caribbean, Australia and South Korea.

      On June 30, 1994, the Company sold its oil field chemicals business to Western Company of North America. The oil field production chemicals business, served by Betz Energy Chemicals, Inc., had annual sales of approximately $10 million.

      The 1994 U.S. net sales, excluding Betz Energy Chemicals, Inc., increased 2% over the prior year from $520.9 million to $533.8 million. Sales of water and wastewater treatment programs rose 2% with four of the five domestic Water Management Divisions recording positive sales gains.

      Sales of specialty process chemical treatment programs in the U.S. rose 3% from the 1993 level of $177.5 million to $182.8 million in 1994. Betz PaperChem, Inc., which markets the Company's line of specialty process chemicals to the pulp and paper industry, reported a similar increase. Sales of refinery process treatment programs by Betz Process Chemicals, Inc. were essentially unchanged from the prior year. ProChem's results reflected continuing cost pressures within the refining industry. Betz MetChem Division reported double-digit sales increases during 1994 of specialty process chemicals to the metals industry.

      The Company's gross profit margin decreased 1% from 65.3% of net sales in the prior year to 64.3% in 1994. This deterioration in the gross profit margin percentage was primarily due to a less favorable product mix. The Company also experienced increases in production, distribution and materials costs during 1994, with no corresponding increase in selling prices.

      Selling, research and administrative expenses increased from $329.9 million in 1993 to $338.3 million in 1994, but decreased as a percent of net sales with 1994's level at 47.8% compared to 1993's 48.2%. Reductions in research and administrative expenses, resulting mainly from restructuring actions, were partially offset by increases in selling and marketing expenses. Selling expenses increased to support the higher sales level in 1994 and the globalized marketing effort.

      The effective income tax rate increased from 39.1% in 1993 to 39.5% in 1994, reflecting the provisions of the Omnibus Budget Reconciliation Act of 1993 which became effective in 1994.


LIQUIDITY AND SOURCES OF CAPITAL

      Net cash provided from operating activities amounted to $109.7 million, $114.3 million and $120.2 million for the years 1995, 1994 and 1993, respectively. The decreases in cash provided from operations in 1995 and 1994 from the 1993 level are mainly the result of increases in the Company's accounts receivable and inventory balances in 1994 and 1995, necessary to support the increases in sales, especially in the non-U.S. business.

      Net cash used in investing activities increased by $46.2 million in 1995 as compared to 1994. The Company used approximately $32.5 million for the acquisition of Misan and Taiwan Peitz during 1995. This amount is included with the purchases of businesses and long-term investments on the Consolidated Statements of Cash Flows. The acquisitions were financed with a combination of internal and external financing resources. The Company borrowed $17.0 million, under the terms of a $20 million line of credit agreement with a U.S. bank, to partially fund these acquisitions.

      Capital expenditures for the year 1995 were $64.1 million, a $9.0 million increase from 1994. Major projects in 1995 included improvements to the Company's production facilities in Belgium and commencement of expansion of its plant in Beaumont, Texas to increase the capacity for the Novus [registered trademark] polymer line. The Company anticipates that capital expenditures for 1996 will be approximately $80 million.

      During 1995, the Company continued its program of treasury share purchases by acquiring 300,000 shares at an approximate cost of $12.6 million. The purchases are pursuant to an authorization by the Board of Directors in November 1990. Shares repurchased will be used in connection with stock plans and for other corporate purposes. Future purchases will be made through brokers or directly from shareholders at such times as deemed appropriate by the Company's management.

      Globalization of the Company's operations has increased its exposure to foreign currency fluctuations. During 1995, the Company hedged a portion of its exposure to foreign currency fluctuations through the use of foreign currency forward contracts. The Company executed a series of forward contracts during the year that were primarily accounted for on a mark to market basis. Gains or losses are included with investment and other income on the Consolidated Statements of Operations. The Company expects to continue hedging activities in the future to manage its foreign exchange risks through the use of forward contracts and other global cash management techniques designed to hedge exchange risks.

      The Company reduced its discount rate assumption used to develop net periodic pension expense from 8.5% at the end of 1994 to 7.0% at the end of 1995 in response to lower interest rates. This reduction is not expected to have a material impact on future operating results and financial condition.

      The Company is a "Potentially Responsible Party" to thirteen waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendments and Reauthorization Act of 1986. Adequate provision has been made in the financial statements for the Company's portion of the anticipated remediation costs of these sites. While it is not possible to precisely predict future costs in these matters, the Company does not believe that any assessments for these sites would have a materially adverse impact upon its financial position.

      The Company anticipates that present cash and cash equivalents and net cash provided from 1996 operating activities combined with other available external financial resources will be sufficient to fund the Company's operating and capital expenditure requirements, to meet its restructuring obligations, and to service the dividend and debt requirements of approximately $8.8 million associated with its Employee Stock Ownership Plan.


IMPACT OF INFLATION AND CHANGING PRICES

      The Company attempts to counter the impact of rising costs through timely adjustments of product pricing whenever possible. The Company believes that its substantial use of the LIFO cost method and higher depreciation charges associated with its newer, more costly and improved facilities mitigates the impact of inflation on its reported earnings.


IMPACT OF ACCOUNTING PRONOUNCEMENTS

      In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

      Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," (FAS 123) is effective for fiscal years beginning after December 15, 1995. FAS 123 provides companies with a choice to follow the provisions of FAS 123 in determining stock based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide the proforma disclosures as required by FAS 123 in the December 31, 1996 notes to theconsolidated financial statements.



CONSOLIDATED SUMMARY OF OPERATIONS
Betz Laboratories, Inc.
------------------------------------------------------------------------------------------------------------------------

(In thousands, except per share amounts)                        1995           1994           1993           1992
------------------------------------------------------------------------------------------------------------------------
Net Sales                                                     $752,453       $708,286       $684,872       $706,972
Operating Costs and Expenses:
     Cost of products sold                                     273,712        252,514        237,530        241,396
     Selling, research and administrative                      353,163        338,267        329,860        334,312
      expenses
     Provision for restructuring                                15,606           --           16,196           --
                                                             ----------     ----------     ----------     ----------
                                                               642,481        590,781        583,586        575,708
                                                             ----------     ----------     ----------     ----------
Operating Earnings                                             109,972        117,505        101,286        131,264
Other Income (Expense):
     Investment and other income                                 2,719          3,617          2,927          3,228
     Interest expense                                           (1,124)          (178)          (143)          (321)
                                                             ----------     ----------     ----------     ----------
                                                                 1,595          3,439          2,784          2,907
                                                             ----------     ----------     ----------     ----------
Earnings Before Income Taxes and
     Cumulative Effect of Accounting Changes                   111,567        120,944        104,070        134,171
Income Taxes                                                    43,270         47,773         40,691         52,124
                                                             ----------     ----------     ----------     ----------
Earnings Before Cumulative Effect of
     Accounting Changes                                         68,297         73,171         63,379         82,047
Cumulative Effect of Accounting Changes                           --             --            2,141           --
                                                             ----------     ----------     ----------     ----------
Net Earnings                                                   $68,297        $73,171        $65,520        $82,047
                                                             ==========     ==========     ==========     ==========


Earnings per Common Share:
     Primary -- before cumulative effect
      of accounting changes                                      $2.27          $2.43          $2.05          $2.71
     Primary -- net earnings per Common Share                    $2.27          $2.43          $2.12          $2.71
     Fully diluted -- before cumulative effect
      of accounting changes                                      $2.16          $2.30          $1.95          $2.58
     Fully diluted -- net earnings per Common
      Share                                                      $2.16          $2.30          $2.02          $2.58
Cash Dividends Declared per Common Share                         $1.47          $1.43          $1.39          $1.33
Average Number of Common Shares:
     Primary                                                    27,889         28,108         28,576         28,474
     Fully diluted                                              30,651         30,885         31,331         31,221

KEY STATISTICS
As Reported in the Company's Annual Reports
     Total assets                                             $630,468       $555,498       $521,129       $510,617
     Non-U.S. sales                                           $207,411       $170,400       $153,592       $160,484
     ESOP debt                                                 $96,500        $97,500        $98,000        $98,500
     Sales per employee                                           $183           $178           $166           $170
     Receivables turnover                                      62 days        58 days        56 days        52 days
     Ratio of net sales to inventory                             14.7           17.9           18.3           20.2
     Ratio of net sales to total assets                           1.2            1.3            1.3            1.4
     Return on average common equity                             19.4%          22.3%          20.6%          28.0%
     Return on sales                                              9.1%          10.3%           9.3%          11.6%
     Sales growth                                                 6.2%           3.4%          (3.1%)          6.2%
     Primary earnings per Common Share growth                    (6.6%)         14.6%         (21.8%)          9.7%
     Common dividends paid per share growth                       2.8%           2.9%           6.2%          12.1%



CONSOLIDATED SUMMARY OF OPERATIONS
Betz Laboratories, Inc.
---------------------------------------------------------------------------------------------------------------------

(In thousands, except per share amounts)               1991           1990           1989           1988
---------------------------------------------------------------------------------------------------------------------
Net Sales                                            $665,565       $596,805       $516,669       $447,580
Operating Costs and Expenses:
     Cost of products sold                            233,238        214,385        191,782        166,867
     Selling, research and administrative             313,290        278,304        237,426        204,738
      expenses
     Provision for restructuring                         --             --             --             --
                                                    ----------     ----------     ----------     ----------
                                                      546,528        492,689        429,208        371,605
                                                    ----------     ----------     ----------     ----------
Operating Earnings                                    119,037        104,116         87,461         75,975
Other Income (Expense):
     Investment and other income                        4,991          4,863          5,007          2,917
     Interest expense                                    (218)        (1,580)        (1,548)           (89)
                                                    ----------     ----------     ----------     ----------
                                                        4,773          3,283          3,459          2,828
                                                    ----------     ----------     ----------     ----------
Earnings Before Income Taxes and
     Cumulative Effect of Accounting Changes          123,810        107,399         90,920         78,803
Income Taxes                                           48,286         41,925         35,060         30,418
                                                    ----------     ----------     ----------     ----------
Earnings Before Cumulative Effect of
     Accounting Changes                                75,524         65,474         55,860         48,385
Cumulative Effect of Accounting Changes                  --             --             --             --
                                                    ----------     ----------     ----------     ----------
Net Earnings                                          $75,524        $65,474        $55,860        $48,385
                                                    ==========     ==========     ==========     ==========


Earnings per Common Share:
     Primary -- before cumulative effect
      of accounting changes                             $2.47          $2.12          $1.76          $1.57
     Primary -- net earnings per Common Share           $2.47          $2.12          $1.76          $1.57
     Fully diluted -- before cumulative effect
      of accounting changes                             $2.36          $2.02          $1.72           --
     Fully diluted -- net earnings per Common
      Share                                             $2.36          $2.02          $1.72           --
Cash Dividends Declared per Common Share                $1.20         $1.045          $.915           $.82
Average Number of Common Shares:
     Primary                                           28,547         28,512         30,224         30,747
     Fully diluted                                     31,306         31,287         31,696           --

KEY STATISTICS
As Reported in the Company's Annual Reports
     Total assets                                    $475,844       $427,356       $369,226       $318,535
     Non-U.S. sales                                  $142,042       $121,833        $98,327        $85,463
     ESOP debt                                        $99,000        $99,500       $100,000           --
     Sales per employee                                  $167           $162           $151           $142
     Receivables turnover                             49 days        50 days        51 days        51 days
     Ratio of net sales to inventory                    18.6           15.5           16.4           12.9
     Ratio of net sales to total assets                  1.4            1.4            1.4            1.4
     Return on average common equity                    29.7%          30.1%          25.8%          22.2%
     Return on sales                                    11.3%          11.0%          10.8%          10.8%
     Sales growth                                       11.5%          15.5%          15.4%          16.0%
     Primary earnings per Common Share growth           16.5%          20.5%          12.1%          21.7%
     Common dividends paid per share growth             14.9%          13.5%          11.3%           9.6%


CONSOLIDATED SUMMARY OF OPERATIONS
Betz Laboratories, Inc.
-------------------------------------------------------------------------------------------------

(In thousands, except per share amounts)              1987           1986           1985
-------------------------------------------------------------------------------------------------
Net Sales                                           $385,868       $344,377       $319,381
Operating Costs and Expenses:
     Cost of products sold                           140,807        126,728        117,867
     Selling, research and administrative            177,447        154,307        140,992
      expenses
     Provision for restructuring                        --             --             --
                                                   ----------     ----------     ----------
                                                     318,254        281,035        258,859
                                                   ----------     ----------     ----------
Operating Earnings                                    67,614         63,342         60,522
Other Income (Expense):
     Investment and other income                       3,049          3,506          4,446
     Interest expense                                   (124)           (60)          (104)
                                                   ----------     ----------     ----------
                                                       2,925          3,446          4,342
                                                   ----------     ----------     ----------
Earnings Before Income Taxes and
     Cumulative Effect of Accounting Changes          70,539         66,788         64,864
Income Taxes                                          29,905         31,244         28,072
                                                   ----------     ----------     ----------
Earnings Before Cumulative Effect of
     Accounting Changes                               40,634         35,544         36,792
Cumulative Effect of Accounting Changes                 --             --             --
                                                   ----------     ----------     ----------
Net Earnings                                         $40,634        $35,544        $36,792
                                                   ==========     ==========     ==========


Earnings per Common Share:
     Primary -- before cumulative effect
      of accounting changes                            $1.29          $1.12          $1.17
     Primary -- net earnings per Common Share          $1.29          $1.12          $1.17
     Fully diluted -- before cumulative effect
      of accounting changes                             --             --             --
     Fully diluted -- net earnings per Common
      Share                                             --             --             --
Cash Dividends Declared per Common Share               $.745           $.69          $.645
Average Number of Common Shares:
     Primary                                          31,403         31,814         31,516
     Fully diluted                                      --             --             --

KEY STATISTICS
As Reported in the Company's Annual Reports
     Total assets                                   $286,901       $269,617       $253,704
     Non-U.S. sales                                  $68,958        $56,330        $47,668
     ESOP debt                                          --             --             --
     Sales per employee                                 $136           $130           $126
     Receivables turnover                            49 days        49 days        49 days
     Ratio of net sales to inventory                   15.3           19.3           20.7
     Ratio of net sales to total assets                 1.3            1.3            1.3
     Return on average common equity                   19.9%          17.8%          20.1%
     Return on sales                                   10.5%          10.3%          11.5%
     Sales growth                                      12.0%           7.8%           5.1%
     Primary earnings per Common Share growth          15.2%          (4.3%)          0.9%
     Common dividends paid per share growth             7.4%           7.9%          14.5%




OFFICERS AND DIRECTORS AND SHAREHOLDERS' INFORMATION
Betz Laboratories, Inc.
------------------------------------------------------------------------------


DIRECTORS

John F. McCaughan
          Chairman of the Board,
          Betz Laboratories, Inc.

William R. Cook
          President and Chief Executive Officer,
          Betz Laboratories, Inc.

John W. Boyer, Jr.
          Retired Chief Executive Officer,
          Philadelphia Suburban Corporation

Patrick F. Brennan
          President, Chief Executive Officer and
          Chief Operating Officer, Consolidated
          Papers, Inc.

Carolyn S. Burger
          President and Chief Executive Officer,
          Bell Atlantic-Delaware, Inc.

George A. Butler
          Retired President, CoreStates
          Financial Corp

Alan R. Hirsig
          President and Chief Executive Officer,
          ARCO Chemical Company

John A. Miller
          Chairman, Executive Committee,
          Provident Mutual Life Insurance
          Company

John R. Quarles, Jr., Esq.
          Partner, Morgan, Lewis & Bockius

John A. H. Shober
          Vice Chairman, Penn Virginia
          Corporation

Geoffrey Stengel, Jr.
          President, Envirite Corporation

Robert L. Yohe
          Retired Vice Chairman,
          Olin Corporation




ADMINISTRATIVE COMMITTEE

William R. Cook, Chairman
John F. McCaughan


AUDIT COMMITTEE

George A. Butler, Chairman
John W. Boyer, Jr.
Patrick F. Brennan
John A. Miller
John R. Quarles, Jr.
John A. H. Shober


OFFICERS

John F. McCaughan
William R. Cook
Robert B. Allahand
June B. Barry
William C. Brafford
George G. Clark
Dwight P. Davis
Jeffrey R. Gaus
Richard A. Heberle
John L. Holland
Patrick M. Houston
George L. James, III
Frederick C. Klaessig
Ronald A. Kutsche
William F. Maguire
Andrew J. Miciotto
Andrew B. Moisey
Richard L. Morris
Jack A. O'Brien
Joseph J. Perugini
J. Patrick Prader
Larry V. Rankin
Thomas J. Smith
Frank Termine




PRESIDENTS OF PRINCIPAL
SUBSIDIARIES AND DIVISIONS

George G. Clark
          Vice President and General Manager
          Betz International, Inc.

John F. Elliott
          Executive Vice President
          Betz Process Chemicals, Inc.

John L. Holland
          Betz Water Management Group

Ronald A. Kutsche
          Betz PaperChem, Inc.

J. Donald McWilliam
          Betz Canada Inc.

William A. Micsky
          Betz MetChem Division

Jan R. Willemse
          Betz Europe, Inc.


REGISTRAR AND TRANSFER AGENT

American Stock Transfer and Trust Co.
40 Wall Street
New York, NY  10005


10-K REPORT AND BUSINESS PROFILE

For further information, shareholders may obtain the Company's most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, by calling (215) 953-5550 or writing to the Investor Relations Department at the headquarters address. Also available upon request is a Business Profile containing additional background and data for use by professional investors.


INVESTOR RELATIONS CONTACT

W. T. Drury, Jr.
          Assistant Vice President --
          Investor Relations
          (215) 953-2355


ANNUAL MEETING

The next Annual Meeting of Betz Laboratories, Inc. will take place on April 11, 1996 at 11 a.m. Daylight Savings Time in the Corporate Training Facility at the Corporate Headquarters, 4636 Somerton Road, Trevose, Pennsylvania.