Form 10-Q
period 1996-03-31
BETZ LABORATORIES INC
filed 1996-05-13
CIK 11884

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                      -------------------------------------

                        QUARTERLY REPORT UNDER SECTION 13

                           OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                      -------------------------------------

                        For Quarter Ended March 31, 1996
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

             27,740,827 Common Shares outstanding as of May 6, 1996.

BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                             1996                 1995
                                                                             ----                 ----

Net Sales                                                                  $199,472             $177,934

Operating Costs and Expenses:
    Cost of products sold                                                    76,876               63,077
    Selling, research and administrative
       expenses                                                              90,878               84,605
                                                                        ------------         ------------
                                                                            167,754              147,682

                                          OPERATING EARNINGS                 31,718               30,252

Other Income (Expense):
    Investment and other income                                                 285                  512
    Interest expense                                                           (518)                 (39)
                                                                        ------------         ------------
                                                                               (233)                 473
                                                                        ------------         ------------
                                EARNINGS BEFORE INCOME TAXES                 31,485               30,725
Income Taxes                                                                 11,807               11,983
                                                                        ------------         ------------
                                                NET EARNINGS                $19,678              $18,742
                                                                        ============         ============

Net earnings per Common Share:
    Primary                                                                    $.66                 $.63
                                                                        ============         ============
    Fully diluted                                                              $.62                 $.59
                                                                        ============         ============
Cash dividends declared per Common Share                                       $.37                 $.36
                                                                        ============         ============
Average number of Common Shares:
    Primary                                                                  27,826               28,025
                                                                        ============         ============
    Fully diluted                                                            30,677               30,786
                                                                        ============         ============












See notes to consolidated financial statements.




                                     2 of 10

BETZ LABORATORIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (In thousands)


ASSETS                                March 31, 1996        December 31, 1995
                                      --------------        -----------------

CURRENT ASSETS
    Cash and cash equivalents              $15,365                $13,919
    Trade accounts receivable,
       less allowances:
          1996--$2,969; 1995--$2,886       149,894                146,404

    Inventories:
       Finished products and goods
          purchased for resale              25,132                 25,675
       Raw materials                        26,988                 25,608
                                         ----------             ----------
                                            52,120                 51,283

    Prepaid expenses and other              41,071                 40,535
                                         ----------             ----------

               TOTAL CURRENT ASSETS        258,450                252,141



PROPERTY, PLANT AND EQUIPMENT--
  at cost
    Buildings                              191,291                190,308
    Machinery and equipment                440,832                439,764
    Allowance for depreciation
       (deduction)                        (348,284)              (336,578)
                                         ----------             ----------
                                           283,839                293,494

    Land                                    27,770                 27,792
    Construction in progress                23,381                 12,528
                                         ----------             ----------

                                           334,990                333,814

OTHER ASSETS
    Investments and other                   12,084                 13,037
    Intangibles -- at cost, less
      amortization:
       1996 -- $3,829; 1995 -- $3,544       31,623                 31,476
                                         ----------             ----------

                                            43,707                 44,513


                                         ----------             ----------

                                          $637,147               $630,468
                                         ==========             ==========



 LIABILITIES AND SHAREHOLDERS' EQUITY           March 31, 1996        December 31, 1995
                                                --------------        -----------------
 CURRENT LIABILITIES
    Trade accounts payable                           $39,098                $39,220
    Payroll and related taxes                         19,657                 26,681
    Notes payable                                     22,329                 18,488
    Accrued expenses                                  28,170                 35,971
    Income taxes                                      20,864                 13,244
    Dividends payable                                      0                 10,232
    Current portion of ESOP debt                       1,000                  1,000
                                                   ----------             ----------
                    TOTAL CURRENT LIABILITIES        131,118                144,836


 ESOP DEBT--less portion classified as                95,500                 95,500
 current

 LONG-TERM LIABILITIES

    Income taxes                                      21,183                 20,475
    Employee benefit plans                            21,273                 19,451
    Other                                              7,036                  7,207
                                                   ----------             ----------
                                                      49,492                 47,133
 SHAREHOLDERS' EQUITY
    Preferred Shares -- Authorized -
    1,000,000
     shares, $.10 par value, voting
       Series A ESOP Convertible, 8% Cumulative, stated
       at aggregate liquidation preference;
       Issued:
          1996 -- 486,105 shares;
          1995 -- 487,903 shares                      97,221                 97,581

    Guarantee of related ESOP debt                   (91,063)               (91,406)
                                                   ----------             ----------
                                                       6,158                  6,175
    Common Shareholders' Equity
       Common Shares -- Authorized - 90,000,000
         shares, $.10 par value;
          Issued (including treasury shares):
              1996 -- 33,642,238 shares;
              1995 -- 33,643,981 shares                3,364                  3,364
       Capital in excess of par value of              84,118                 82,613
       shares
       Retained earnings                             463,843                446,111
       Cost of Common Shares in treasury:
           1996 -- 5,908,842 shares;
           1995 -- 5,990,825 shares                 (196,377)              (198,157)
       Unearned compensation                          (5,474)                (3,327)


       Foreign currency translation                    5,405                  6,220
       adjustments
                                                   ----------             ----------

                  COMMON SHAREHOLDERS' EQUITY        354,879                336,824
                                                   ----------             ----------

                   TOTAL SHAREHOLDERS' EQUITY        361,037                342,999
                                                   ----------             ----------

                                                    $637,147               $630,468
                                                   ==========             ==========



See notes to consolidated financial statements.

BETZ LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                    1996              1995
                                                                                    ----              ----
OPERATING ACTIVITIES

    Net earnings                                                                    $19,678           $18,742
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation and amortization                                              14,023            11,974
          Compensation and employee benefit plans                                     2,194             2,969
          Other, net                                                                    128               263
          Changes in operating assets and liabilities:
              Accounts receivable                                                    (3,490)               14
              Inventories                                                            (1,132)           (4,190)
              Prepaid expenses and other                                               (535)             (830)
              Accounts payable and accrued expenses                                  (2,172)            1,656
                                                                                 -----------       -----------

                                       NET CASH PROVIDED BY OPERATING ACTIVITIES     28,694            30,598


INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                  (15,048)           (9,362)
    Proceeds from sales of long-term assets                                             182               564
    Purchases of businesses and long-term investments                                (4,622)             (505)
    Other, net                                                                        1,018              (155)
                                                                                 -----------       -----------

                                   NET CASH USED IN INVESTING ACTIVITIES            (18,470)           (9,458)


FINANCING ACTIVITIES
    Dividends paid                                                                  (12,178)          (11,997)
    Proceeds from issuance of common shares,
       including treasury shares                                                        261               178
    Purchase of treasury shares                                                           -            (4,411)
    Net short-term borrowings                                                         3,841                 -
                                                                                 -----------       -----------

                                   NET CASH USED IN FINANCING ACTIVITIES             (8,076)          (16,230)


    Effect of exchange rate changes on cash                                            (702)              705
                                                                                 -----------       -----------

                                           INCREASE IN CASH AND CASH EQUIVALENTS      1,446             5,615

    Cash and Cash Equivalents at Beginning of Year                                   13,919            43,926
                                                                                 -----------       -----------

                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD    $15,365           $49,541
                                                                                 ===========       ===========




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


Note 2 - Common Shares Reserved for Stock Plans

         At March 31, 1996, 4,408,563 and 565,715 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. Further, 2,772,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

         First quarter 1996 net sales increased 12% or $21.6 million from $177.9 million to $199.5 million. Net earnings increased $1.0 million, or 5%, from $18.7 million to $19.7 million. Primary earnings per Common Share increased 5% from $.63 to $.66, while fully diluted earnings per Common Share also increased 5% from $.59 to $.62.

         The 12% increase in net sales is approximately comprised of a 5% increase in volume-mix, a 5% increase due to sales recorded by subsidiaries acquired after the first quarter of 1995, a 1% combined increase in selling prices and changes in the value of foreign currencies relative to the U.S. dollar and a 1% increase due to the inclusion of certain freight revenues in 1996 first quarter net sales. Beginning in 1996, the Company revised its practice of accounting for freight to standardize this practice worldwide. The result increases both net sales and cost of products sold, with no impact on operating earnings.

         Despite very competitive market conditions in most regions of the world, all operating divisions turned in solid performances for the first quarter. The Company's PaperChem and Process Chemicals units both achieved double-digit sales growth on a global basis.

          The first quarter results reflect an increase in non-U.S. sales, as reported, of 30% over 1995. Excluding the increase in net sales attributable to acquisitions and to the aforementioned freight reclassification, non-U.S. sales increased 8% over 1995's first quarter. Net sales by the Company's European subsidiaries increased less than 8% on a comparable basis; however, strong performances reported by operations in Canada and the Asia-Pacific region offset the weakness in Europe.

          First quarter sales in the United States, as reported, rose 6% over the prior year first quarter, 5% on a comparable basis. The three largest operating units in the U.S. (the Betz Water Management Group, Betz PaperChem and Betz Process Chemicals) all posted improved sales growth in the quarter.

         The table below sets forth as a percentage of sales cost of products sold, selling, research and administrative expenses and operating earnings for the respective periods.

                                                        Three Months Ended
                                                             March 31,
                                                       1996             1995
                                                       ----             ----

  Cost of products sold                                38.5%            35.4%
  Selling, research and administrative
        expenses                                       45.6%            47.6%
  Operating earnings                                   15.9%            17.0%

         Cost of products sold, as a percentage of sales, increased when compared to the prior year first quarter primarily due to changes in product mix, including those related to the Company's 1995 acquisitions, the standardization of the method of accounting for freight and increases in raw material expense without comparable increases in selling prices. Selling, research and administrative expenses, as a percentage of sales, declined due to savings being realized from the Company's restructuring actions.

         The Company recorded a $15.6 million provision for restructuring in 1995 for a series of actions to reduce operating costs. These actions include personnel reductions, office consolidations and asset dispositions, including the shutdown of two blending plants in Compton, California, and Cheyenne, Wyoming. During the first quarter of 1996 the Company incurred approximately $730,000 in cash charges to the reserve, eliminated approximately 60 jobs and ceased production at both plants. The remaining restructuring reserve is expected to be sufficient to complete the restructuring actions and will continue to be financed with available operating cash flows and external financing resources.

         Statement of Financial Accounting Standard Number 121, "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," was adopted in the first quarter of 1996. This adoption had no material impact on the Company's results of operations or financial condition.

         During the quarter, expenditures for property, plant and equipment were $15.0 million, an increase of $5.6 million over the first quarter of 1995. The Company anticipates that capital expenditures will be approximately $60 - $65 million and will include improvements to the Company's production facilities in Italy and Beaumont, Texas to increase the manufacturing capacity for the Novus(R) polymer line, which is used in both process and water treatment applications. First quarter 1996 purchases of long-term investments and businesses include approximately $4.3 million for a payment of the purchase price accrued for the acquisition of the Misan Group in the fourth quarter of 1995. Net cash used in financing activities decreased $8.1 million from the prior year's first quarter primarily due to the purchase of treasury stock at a cost for $4.4 million in the first quarter of 1995 with no similar purchase in 1996, as well as a $3.8 million increase in net short-term borrowings in the first quarter of 1996, necessary to finance the payment for Misan.

         On March 11, 1996, the Company announced that it signed a definitive agreement to acquire the Dearborn business unit of W.R. Grace & Co. for $632 million, the closing of which is expected to take place in the second quarter of 1996, subject to customary regulatory approvals. Dearborn is a global supplier of industrial water and process treatment chemicals with 1995 sales of approximately $400 million. It has major operations and facilities in North America, Latin America and Europe.

         The Dearborn acquisition will be accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired will be amortized on a straight-line basis over 40 years.

         The acquisition is anticipated to be initially financed using a revolving credit agreement with various participating financial institutions. This agreement is expected to be executed prior to the closing date of the Dearborn acquisition and will bear interest at short-term variable rates.

         The Company anticipates that present cash and cash equivalents and net cash provided by 1996 operating activities combined with other available external financing resources will be sufficient to fund the Company's operating and capital expenditure requirements and to service the dividend and debt requirements associated with its Employee Stock Ownership Plan.


PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

         There have been no material developments in the cases of Katherine Adams, et al. v. Pacific Gas and Electric, et al. and Danny Aguayo, et al. v. Betz Laboratories, Inc., et al., nor in the pending proceedings to which the Company is a "Potentially Responsible Party" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") during the quarter for which this report is filed. The Company is a "Potentially Responsible Party" under CERCLA at thirteen (13) sites. See the discussion under
Item 3, "Pending Legal Proceedings," of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1995.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 11, 1996. Proxies were solicited by the Board of Directors of the Company ("Board") pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation of proxies in opposition to the Board's nominees for Director. All such nominees were elected. The firm of Ernst & Young was elected as the Company's independent auditors for the year 1996.

         The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

Election of Directors

    Nominee              For              Against      Abstained      Not Voted
    -------              ---              -------      ---------      ---------

John W. Boyer, Jr.    25,415,982          376,677         --          2,349,747
Patrick F. Brennan    25,423,980          368,679         --          2,349,747
William R. Cook       25,401,409          391,250         --          2,349,747
Alan R. Hirsig        25,423,353          369,306         --          2,349,747
John A. H. Shober     25,425,040          367,619         --          2,349,747


Election of Independent Auditors

                         For              Against      Abstained      Not Voted
                         ---              -------      ---------      ---------

Ernst & Young LLP     25,640,929           95,738       55,992        2,349,747


Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibit 11:  Statement Re:  Computation of Per Share Earnings.

         (b) The Company filed a Form 8-K on March 15, 1996, announcing that it had entered into a definitive agreement on March 11, 1996, with W. R. Grace & Co. - Conn. ("Grace") whereby the Company will purchase and Grace will sell the Dearborn business unit of Grace for $632 million, subject to customary regulatory approval.

               The Company filed a Form 8-K/A on March 29, 1996, describing the above purchase and sale and attached as an Exhibit the Worldwide Purchase and Sale Agreement dated March 11, 1996, by and between Grace and the Company. No financial statements were filed with either report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BETZ LABORATORIES, INC.
                                                    (Registrant)



Date:  May 13, 1996                 By:          /s/ George L. James
                                         ------------------------------------
                                                    George L. James
                                               Vice President - Finance
                                                     and Treasurer



Date:  May 13, 1996                 By:        /s/ William C. Brafford
                                         ---------------------------------------
                                                William C. Brafford
                                                   Vice President,
                                            Secretary and General Counsel