Form 10-Q
period 1996-06-30
BETZDEARBORN INC
filed 1996-08-14
CIK 11884

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                      -------------------------------------

                        QUARTERLY REPORT UNDER SECTION 13

                           OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                      -------------------------------------

For Quarter Ended June 30, 1996
Commission File Number:  0-2085


                                BETZDEARBORN INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                          23-1503731
          ------------                                          ----------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

   4636 Somerton Road, Trevose, PA                                19053
   -------------------------------                                -----
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

                                                  Yes   _X_     No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           27,776,601 Common Shares outstanding as of August 8, 1996.

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                          1996         1995       1996          1995
                                                          ----         ----       ----          ----

Net Sales                                              $ 210,091    $ 188,896    $ 409,563    $ 366,830

Operating Costs and Expenses:
     Cost of products sold                                80,818       68,592      157,694      131,669
     Selling, research and administrative
         expenses                                         93,032       88,702      183,910      173,307
                                                       ---------    ---------    ---------    ---------
                                                         173,850      157,294      341,604      304,976

              OPERATING EARNINGS                          36,241       31,602       67,959       61,854

Other Income (Expense):
     Investment and other income                            (820)       1,196         (535)       1,708
     Interest expense                                       (522)         (87)      (1,040)        (126)
                                                       ---------    ---------    ---------    ---------
                                                          (1,342)       1,109       (1,575)       1,582
                                                       ---------    ---------    ---------    ---------

        EARNINGS BEFORE INCOME TAXES                      34,899       32,711       66,384       63,436

Income Taxes                                              12,563       12,757       24,370       24,740
                                                       ---------    ---------    ---------    ---------

              NET EARNINGS                             $  22,336    $  19,954    $  42,014    $  38,696
                                                       =========    =========    =========    =========


Net earnings per Common Share:

     Primary                                           $     .75    $     .67    $    1.41    $    1.30
                                                       =========    =========    =========    =========

     Fully diluted                                     $     .71    $     .64    $    1.33    $    1.23
                                                       =========    =========    =========    =========

Cash dividends declared per Common Share               $     .37    $     .37    $     .74    $     .73
                                                       =========    =========    =========    =========

Average number of Common Shares:

     Primary                                              27,953       27,863       27,889       27,944
                                                       =========    =========    =========    =========

     Fully diluted                                        30,669       30,654       30,673       30,720
                                                       =========    =========    =========    =========




See notes to consolidated financial statements.

BETZDEARBORN INC.
Consolidated Balance Sheets (In thousands)


ASSETS                                           June 30, 1996    December 31, 1995
                                                 -------------    -----------------
CURRENT ASSETS
     Cash and cash equivalents                     $    31,785      $    13,919
     Trade accounts receivable,
         less allowances:
            1996--$7,201; 1995--$2,886                 234,889          146,404

     Inventories:
         Finished products and goods
            purchased for resale                        50,031           25,675
         Raw materials                                  48,877           25,608
                                                   -----------      -----------
                                                        98,908           51,283

     Prepaid expenses and other                         38,904           40,535
                                                   -----------      -----------
  TOTAL CURRENT ASSETS                                 404,486          252,141



PROPERTY, PLANT AND EQUIPMENT--
  at cost
     Buildings                                         238,919          190,308
     Machinery and equipment                           556,113          439,764
     Allowance for depreciation
         (deduction)                                  (426,101)        (336,578)
                                                   -----------      -----------
                                                       368,931          293,494


     Land                                               31,066           27,792
     Construction in progress                           25,158           12,528
                                                   -----------      -----------
                                                       425,155          333,814


OTHER ASSETS
     Unallocated purchase price of
         the Dearborn business                         476,414                0

     Investments and other                              16,397           13,037

     Intangibles -- at cost, less
       amortization:
         1996 -- $4,118; 1995 -- $3,544                 31,688           31,476
                                                   -----------      -----------
                                                       524,499           44,513
                                                   -----------      -----------
                                                   $ 1,354,140      $   630,468
                                                   ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY              June 30, 1996    December 31, 1995
                                                   -------------    -----------------
CURRENT LIABILITIES
    Trade accounts payable                           $    56,533    $    39,220
    Payroll and related taxes                             15,852         26,681
    Notes payable                                          8,822         18,488
    Accrued expenses                                      60,363         35,971
    Income taxes                                          11,019         13,244
    Dividends payable                                     10,271         10,232
    Current portion of long-term debt                      1,000          1,000
                                                     -----------    -----------
         TOTAL CURRENT LIABILITIES                       163,860        144,836


LONG-TERM DEBT--less portion classified as current       768,932         95,500

LONG-TERM LIABILITIES
    Income taxes                                          23,057         20,475
    Employee benefit plans                                29,887         19,451
    Other                                                  7,099          7,207
                                                     -----------    -----------
                                                          60,043         47,133
SHAREHOLDERS' EQUITY
    Preferred Shares -- Authorized - 1,000,000
     shares, $.10 par value, voting
       Series A ESOP Convertible, 8% Cumulative,
        stated at aggregate liquidation
          preference; Issued:
           1996 -- 485,253 shares;
           1995 -- 487,903 shares                         96,922         97,581
    Guarantee of related ESOP debt                       (90,698)       (91,406)
                                                     -----------    -----------
                                                           6,224          6,175
    Common Shareholders' Equity
       Common Shares -- Authorized - 90,000,000
         shares, $.10 par value;
           Issued (including treasury shares):
               1996 -- 33,640,636 shares;
               1995 -- 33,643,981 shares                   3,364          3,364
       Capital in excess of par value of shares           84,331         82,613
       Retained earnings                                 463,697        446,111
       Cost of Common Shares in treasury:
           1996 -- 5,881,246 shares;
           1995 -- 5,990,825 shares                     (195,777)      (198,157)
       Unearned compensation                              (4,873)        (3,327)
       Foreign currency translation adjustments            4,339          6,220
                                                     -----------    -----------
                     COMMON SHAREHOLDERS' EQUITY         355,081        336,824
                                                     -----------    -----------
                     TOTAL SHAREHOLDERS' EQUITY          361,305        342,999
                                                     -----------    -----------

                                                     $ 1,354,140    $   630,468
                                                     ===========    ===========


BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     1996        1995
                                                                     ----        ----
OPERATING ACTIVITIES
     Net earnings                                                $  42,014    $  38,696
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation and amortization                           27,829       24,387
            Compensation and employee benefit plans                  4,774        5,805
            Other, net                                                 105         (232)
            Changes in operating assets and liabilities,
            net of Dearborn Business acquisition:
                Accounts receivable                                (18,036)      (9,894)
                Inventories                                            197       (5,395)
                Prepaid expenses and other                           8,121        2,407
                Accounts payable and accrued expenses              (12,111)      (8,035)
                                                                 ---------    ---------

                  NET CASH PROVIDED BY OPERATING ACTIVITIES         52,893       47,739


INVESTING ACTIVITIES
     Expenditures for property, plant and equipment                (28,166)     (27,853)
     Proceeds from sales of long-term assets                           947        1,114
     Purchases of businesses and long-term investments              (7,022)     (15,514)
     Purchase of the Dearborn Business, net of cash
         equivalents acquired                                     (540,437)        --
     Other, net                                                        177         (326)
                                                                 ---------    ---------

                   NET CASH USED IN INVESTING ACTIVITIES          (574,501)     (42,579)


FINANCING ACTIVITIES
     Net borrowings classified as long-term under
         credit facilities                                         574,432         --
     Dividends paid                                                (24,369)     (23,944)
     Proceeds from issuance of common shares,
         including treasury shares                                     883          242
     Purchase of treasury shares                                      --         (8,622)
     Principal payments on ESOP debt                                (1,000)      (1,000)
     Net short-term borrowings                                      (9,687)        --
                                                                 ---------    ---------

                    NET CASH PROVIDED BY (USED IN)
                    FINANCING ACTIVITIES                           540,259      (33,324)


     Effect of exchange rate changes on cash                          (785)       1,631
                                                                 ---------    ---------

                   INCREASE (DECREASE) IN
                   CASH AND CASH EQUIVALENTS                        17,866      (26,533)

     Cash and Cash Equivalents at Beginning of Year                 13,919       43,926
                                                                 ---------    ---------

                    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  31,785    $  17,393
                                                                 =========    =========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows in conformity with generally accepted accounting principles. The foregoing consolidated financial statements do include all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.


Note 2 - Common Shares Reserved for Stock Plans

         At June 30, 1996, 4,388,714 and 568,426 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. Further, 2,713,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


Note 3 - Dearborn Business Acquisition

         On June 28, 1996, pursuant to the previously announced Grace Dearborn Worldwide Purchase and Sale Agreement (the "Agreement"), the Company acquired (the "Acquisition") the Dearborn business unit (the "Dearborn Business") of W.R. Grace & Co.-Conn. ("Grace") for $630.0 million, subject to certain adjustments. The Dearborn Business is a global supplier of industrial water and process treatment chemicals with 1995 net revenues of $395.9 million. The Acquisition is financed by a $750 million Credit Agreement (the "Credit Agreement") among the Company and a syndicate of banks (See Note 4). Immediately following the Acquisition, the Company changed its name from Betz Laboratories, Inc. to BetzDearborn Inc.

         The Acquisition is accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. Due to the timing of the closing date, the Company is unable to complete an initial allocation of purchase price at this time. Accordingly, the Company's Consolidated Balance Sheet at June 30, 1996 includes the unaudited historical accounts of the Dearborn Business as of the acquisition date, adjusted only for certain known elements of purchase accounting. The remaining excess purchase price at June 30, 1996 is classified as "Unallocated Purchase Price of the Dearborn Business" on the Company's consolidated balance sheet and will be allocated to assets acquired and liabilities assumed under the Agreement, based on the results of appraisals, finalization of the purchase price as a result of a closing date audit and other analyses, which the Company has arranged to obtain and generally are in process. The other analyses include, but are not limited to, actuarial studies of employee benefit plans, the income tax effects of the Acquisition, analyses of operations to identify assets for disposition and the evaluation of staffing requirements necessary to meet future business needs. The excess of the purchase price over the fair value of the net tangible and identified intan-gible assets acquired will be recorded as goodwill, which will be amortized on a straight-line basis over 40 years.

         The following summarizes the impact of the Acquisition and the Credit Agreement on the Company's financial statements at June 30, 1996:


                                                                  (in millions)
                                                                  -------------

     Cash paid to Grace                                              $536.4
     Note payable to Grace                                            100.0
     June 28, 1996 estimated working capital adjustment                 9.7
     Professional fees and other transaction costs paid or accrued      6.5
                                                                     ------


     Total                                                            652.6

     Less Net Assets in Historical Dearborn at closing                176.2
                                                                     ------

     Unallocated Purchase Price in Balance Sheet                     $476.4
                                                                     ======


         The $536.4 million payment to Grace for the purchase of the Dearborn Business represents the cash paid at closing. Grace also received a $100 million promissory note from the Company (see Note 4). The total of the cash paid plus the promissory note is $636.4 million, which represents the $630 million purchase price plus a $6.4 million purchase price adjustment. The adjustment is due to a December 31, 1995 working capital adjustment in accordance with the terms of the Agreement. The cash paid to Grace will be further adjusted for changes in working capital as set forth in the Dearborn Business June 28, 1996 Statement of Net Assets, which is estimated above to be $9.7 million, subject to final audit.

         The Acquisition had no material impact on the Consolidated Statement of Operations for the six months ended June 30, 1996. The following unaudited pro forma information is intended to show the results of operations as if the Acquisition had occurred on January 1, 1995 after giving effect to certain adjustments, including the increased amortization of goodwill and other identified intangible assets, additional interest expense on incremental Acquisition indebtedness and the related income tax effects of these adjustments:

                                              Six Months Ended June 30,
                                                 1996          1995
                                                 ----          ----
Net Sales                                       $ 609.7       $ 559.2
Net Earnings                                    $  25.7       $  21.3
Net Earnings per Common Share:
       Primary                                  $   .83       $   .68
       Fully Diluted                            $   .80       $   .66


         The unaudited pro forma results of operations are based on preliminary assumptions regarding the allocation of purchase price and Dearborn Business operating results, which could change significantly for the reasons described in paragraph two of this note. The unaudited pro forma results are not indicative of the results that would have occurred had the Acquisition actually been consummated on January 1, 1995, and are not intended to be a projection of future results or trends.

Note 4 - Debt

         Prior to the consummation of the Acquisition the Company entered into a Revolving Credit Agreement with a syndicate of banks. The Credit Agreement provides for a five-year unsecured revolving credit facility in an amount of $750 million that reduces to $550 million after two years. The commitments made under the Credit Agreement expire in July 2001 (except for the partial mandatory reduction in the maximum amount of the banks' commitments on June 28, 1998 to $550 million). The Agreement requires the Company, among other things, to maintain certain financial ratios and meet certain net worth and indebtedness tests.

         To finance the Acquisition and for other purposes, the Company borrowed approximately $574 million under the Credit Agreement, and used an additional $100 million of the revolver to obtain a Letter of Credit securing a $100 million promissory note payable to Grace, with a variable interest rate equal to the London Interbank Offered Rate plus 10 basis points. The unused credit available under this facility at June 30, 1996 was approximately $76 million.

         Borrowings under the Credit Agreement, at the Company's option, are at a composite of three banks' base rates or the London Interbank Offered Rate, plus a margin. Margin pricing is dependent on the Company's selected pricing option of either a specific financial ratio test or the Company's public debt rating. The weighted-average interest rate as of June 30, 1996 was 5.9%. The Company pays a facility fee based on the total commitment of funds provided by the banks.

         The Company utilizes interest rate swaps to manage its interest rate exposures and its mix of fixed and floating interest rates. Interest rate swap agreements involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of underlying principal amounts (the notional amount). The differential to be paid or received, on a periodic basis, will be accrued as interest rates change and recognized over the lives of the agreements as an adjustment to interest expense.

         During the 1996 second quarter, the Company executed a series of interest rate swap agreements of variable for fixed rates, for varying amounts, with maturities ranging from one to five years, for the maximum notional amount of $400 million. The Company has designated the series of swaps as hedges of future interest rate exposure on its variable rate debt outstanding. The series of swaps will hedge no more than the aggregate amount of variable rate debt outstanding. The Company may also designate individual swaps included in this series as both a hedge against interest rate exposure and a hedge of the fair value of future fixed rate term debt replacing outstanding variable rate debt. In the event future fixed rate term debt is issued, the Company intends to terminate the designated swaps and amortize the gain or loss on such termination over the remainder of the hedged period. In the event fixed rate debt is not issued for the entire remaining hedged period, a portion of the termination gain or loss will be included in net earnings.

         The Company is exposed to credit loss in the event of nonperformance by the counterparties to its interest rate swap agreements. The counterparties to the interest rate swaps are substantial and creditworthy multinational commercial banks or other financial institutions which are recognized by market makers. Consequently, the Company does not anticipate nonperformance by the counterparties.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

Acquisition of the Dearborn Business

         On June 28, 1996, pursuant to the previously announced Grace Dearborn Worldwide Purchase and Sale Agreement, the Company acquired the Dearborn business unit of W.R. Grace & Co.-Conn. for $630.0 million, subject to certain adjustments (see Note 3). The Dearborn Business is a global supplier of industrial water and process treatment chemicals with 1995 net revenues of $395.9 million, approximately 75% of which were recorded by operations outside the United States. The Acquisition is financed by a $750 million Credit Agreement among the Company and a syndicate of banks dated as of June 20, 1996 (See Note 4). Immediately following the Acquisition, the Company changed its name from Betz Laboratories, Inc. to BetzDearborn Inc.

         The acquisition combines the second and third largest global suppliers of engineered programs and advanced specialty chemical treatments for water, wastewater and process systems operating in a wide variety of industrial, commercial, and institutional applications. The Company consists of four global business units:

    o BetzDearborn Water Management Group, providing water treatment programs to industrial, commercial and institutional establishments and headquartered in Horsham, Pennsylvania;

    o BetzDearborn Paper Process Group, providing process treatment programs to the pulp and paper industry and headquartered in Jacksonville, Florida;

    o BetzDearborn Hydrocarbon Process Group, providing process treatment programs to the refining, petrochemical and steel industries and headquartered in The Woodlands, Texas; and

    o BetzDearborn Metals Process Group, serving the metals and plastics finishing industries and headquartered in Horsham, Pennsylvania.

These global business units will be responsible for technology, research and development, sales and marketing, and they will be supported by regional centers in Asia-Pacific, Europe, Latin America, Canada and the United States.

         The Company anticipates that a significant portion of the Unallocated Purchase Price of the Dearborn Business will be allocated to intangible assets which will substantially increase amortization expense over a period not to exceed 40 years. Portions of the purchase price will also be allocated to property, plant and equipment which will increase the Company's depreciation expense over the remaining useful lives of the acquired assets. Appraisals, finalization of the purchase price and other analyses, which are currently in process, are necessary to complete the purchase accounting for the Dearborn Business (see Note 3). In addition, the Acquisition financing will result in a large increase in interest expense. Consequently, the Company anticipates that the impact of the Acquisition on the Consolidated Statements of Op-erations over the next twelve months will result in approximately a 50% increase in net sales, but net earnings and primary and fully diluted earnings per Common Share are anticipated to be lower than results reported for the last twelve months.

         As plans are determined and implemented throughout 1996, the Company will incur additional costs to integrate the two businesses and dispose of excess assets and operations. A portion of the anticipated integration and restructuring costs will further reduce net earnings in 1996 and a portion will increase goodwill from this acquisition.

Second Quarter Results of Operations

         Second quarter 1996 net sales increased $21.2 million from $188.9 million to $210.1 million. This 11% increase was approximately composed of a 6% increase in volume-mix, a 4% increase attributable to sales from subsidiaries acquired after the first quarter of 1995, a 1% increase in selling prices which was mostly offset by changes in the value of foreign currencies relative to the U.S. dollar and a 1% increase due to the inclusion of certain freight revenues in 1996 second quarter net sales. Net earnings increased $2.3 million, or 12%, from $20.0 million to $22.3 million. Primary earnings per Common Share increased 12% from $.67 to $.75, while fully diluted earnings per Common Share increased 11% from $.64 to $.71.

         Net sales for the six month period ending June 30, 1996 increased 12% from $366.8 million to $409.6 million. The percentage increase in sales was approximately comprised of a 6% increase in volume-mix, a 1% increase in selling prices, a 4% increase resulting from acquisitions made in 1995 and a 1% increase due to the inclusion of certain freight revenues in 1996. Operating earnings rose 10% from $61.9 million to $68.0 million. Net earnings increased 9% from $38.7 million to $42.0 million. Primary and fully diluted earnings per Common Share both increased 8% from $1.30 to $1.41 and from $1.23 to $1.33, respectively.

         The Company's second quarter results reflect continued strong year-to-year growth on a worldwide basis. All four Global Business Units reported solid sales performances, led by the Metals Process Group and the Hydrocarbon Process Group, both with strong double-digit growth.

         The second quarter results reflect an increase in non-U.S. sales of 26% (11% before acquisitions) from 1995 levels in U.S. dollars. The strongest local currency growth in the quarter was achieved in our Asia-Pacific and Central and South American operations. Non-U.S. sales for the first half of 1996 are 28% higher in U.S. dollars and local currencies than the comparable 1995 period. Non-U.S. sales comprise 30% of total sales after six months.

         Second quarter and first half 1996 sales in the United States, as reported, rose 6% over the prior year periods and 5% on a comparable basis.

         The table below sets forth as a percentage of sales cost of products sold, selling, research and administrative expenses and operating earnings for the respective periods.

                                         Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                           1996       1995     1996     1995
                                           ----       ----     ----     ----

Cost of products sold                       38.5%    36.3%     38.5%    35.9%
Selling, research and administrative
     expenses                               44.2%    47.0%     44.9%    47.2%
Operating earnings                          17.3%    16.7%     16.6%    16.9%


         Cost of products sold, as a percentage of sales, increased when compared to prior year periods primarily due to changes in product mix, including those related to the Company's 1995 acquisitions, standardization of the method of accounting for freight revenue and increases in raw material costs without comparable increases in selling prices. When compared to prior year periods, selling, research and administrative expenses, as a percentage of sales, declined primarily due to savings achieved from the Company's 1995 restructuring actions and continued operating cost controls. During the second quarter, in preparation for the integration of the Dearborn business, the Company revised the vesting policy for certain employee benefits to align Betz and Dearborn policies, resulting in a reduction of second quarter operating expenses. Without this, 1996 second quarter operating expenses would have been approximately 45% of sales.

         The Company recorded a $15.6 million provision for restructuring in 1995 for a series of actions to reduce operating costs. These actions include personnel reductions, office consolidations and asset dispositions, including the shutdown of two blending plants. During the first half of 1996, the Company incurred approximately $1,290,000 in cash charges to the reserve. Additionally, the Compton Plant was sold for approximately $980,000. Approximately 110 jobs have been eliminated under this restructuring plan. The remaining restructuring reserve is expected to be sufficient to complete the restructuring actions and will continue to be financed with available operating cash flows and external financing resources.

Capital Resources and Liquidity

         During the first half of 1996, expenditures for property, plant and equipment were $28.2 million, a $.3 million increase from 1995. Including post-acquisition items related to the Dearborn Business, the Company anticipates that capital expenditures for the year will be approximately $80 - $85 million and will include improvements to the Company's production facility in Beaumont, Texas to increase the manufacturing capacity for the Novus(R) polymer line, which is used in both process and water treatment applications. Purchases of long-term investments and businesses for the first six months of 1996, exclusive of the Dearborn acquisition, include approximately $6.8 million for a payment of the purchase price accrued for the acquisition of the Misan Group in the fourth quarter of 1995. Net cash used in financing activities for the first half of 1996, exclusive of the Dearborn acquisition, decreased by $21.1 million from the prior year primarily due to the purchase of treasury stock at a cost of $8.6 million during the first six months of 1995 with no similar purchase in 1996, as well as a $12.3 million increase in net short-term borrowings in the first six months of 1996, primarily necessary to finance the payment for Misan.

         The Acquisition and the related financing has a significant impact on the Company's liquidity and sources of capital. The Company has taken or plans to take actions necessary to manage its liquidity and capital resources in order to comply with the provisions of the Credit Agreement, to optimize its capital structure and to service the dividend and debt requirements associated with its Employee Stock Ownership Plan, while meeting its operating cash requirements. Such actions may include restrictions on the growth in capital expenditures and the rate of increase in the quarterly common stock dividend and a refinancing of the Credit Agreement.

         The Acquisition and related financing will also increase the Company's exposure to interest rate and foreign currency movements. The Credit Agreement bears interest at short-term variable rates and the Dearborn Business conducts the majority of its operations outside the U.S. The Company plans to execute or has executed additional foreign exchange forward contracts and interest rate swaps to manage its exposure to foreign exchange and interest rate risks. During the second quarter of 1996, the Company executed a series of interest rate swaps of variable for fixed rates, with staggered maturities, at a maximum notional amount of $400 million for any future period (see Note 4). The Company also plans to increase the amount of foreign exchange forward contracts outstanding in the last half of 1996.


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

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibit 11:  Statement Re:  Computation of Per Share Earnings.

         (b) The Company filed a Form 8-K on July 12, 1996 announcing that, pursuant to the Grace Dearborn Worldwide Purchase and Sale Agreement, dated as of March 11, 1996, by and between W. R. Grace & Co.-Conn. ("Grace") and the Company, the Company and certain of its subsidiaries acquired on June 28, 1996 certain assets and liabilities comprising the Dearborn water treatment business from Grace and certain of Grace's subsidiaries. Immediately following the acquisition, the Company changed its name from Betz Laboratories, Inc. to BetzDearborn Inc.

               Prior to the consummation of the acquisition, the Company and Betz Canada Inc., a wholly owned subsidiary of the Company, entered into a Credit Agreement, dated June 20, 1996, with a syndicate of banks to finance the acquisition. Such Credit Agreement was filed as an exhibit to the Form 8-K.

          EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (In thousands, except per share amounts)


                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
Primary  Earnings  per  Common  Share                      1996       1995          1996        1995
- -------------------------------------                      ----       ----          ----        ----

Net earnings                                            $ 22,336    $ 19,954      $ 42,014    $ 38,696
Effect of preferred stock dividends, net of taxes         (1,335)     (1,214)       (2,663)     (2,433)
                                                        --------    --------      --------    --------

Net earnings available to common shareholders           $ 21,001    $ 18,740      $ 39,351    $ 36,263
                                                        ========    ========      ========    ========


Average Common Shares outstanding                         27,748      27,703        27,710      27,775
Common stock equivalents                                     205         160           179         169
                                                        --------    --------      --------    --------

Average number of Common Shares - primary                 27,953      27,863        27,889      27,944
                                                        ========    ========      ========    ========


Primary earnings per Common Share                       $   0.75    $   0.67      $   1.41    $   1.30
                                                        ========    ========      ========    ========


Fully  Diluted  Earnings  per  Common  Share

Net earnings                                            $ 22,336    $ 19,954      $ 42,014    $ 38,696
Effect of ESOP charge to operations assuming
       conversion of Series A ESOP Convertible
       Preferred Shares, net of taxes                       (658)       (515)       (1,306)     (1,054)
                                                        --------    --------      --------    --------

Net earnings available to common shareholders           $ 21,678    $ 19,439      $ 40,708    $ 37,642
                                                        ========    ========      ========    ========


Average Common Shares outstanding                         27,748      27,703        27,710      27,775
Common stock equivalents                                     205         188           223         183
Assumed conversion of Series A ESOP Convertible
       Preferred Shares                                    2,716       2,763         2,740       2,762
                                                        --------    --------      --------    --------

Average number of Common Shares - fully diluted           30,669      30,654        30,673      30,720
                                                        ========    ========      ========    ========


Fully diluted earnings per Common Share                 $   0.71    $   0.64      $   1.33    $   1.23
                                                        ========    ========      ========    ========






Common stock equivalents reflect the assumed exercise of dilutive employees' stock options using the treasury stock method.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BETZDEARBORN INC.
                                                  (Registrant)



Date:  August 14, 1996                  By:  s/George L. James
                                             -------------------------------
                                                     George L. James
                                               Vice President - Finance
                                                        and Treasurer



Date:  August 14, 1996                  By:   s/William C. Brafford
                                             ------------------------------
                                                 William C. Brafford
                                                    Vice President,
                                              Secretary and General Counsel