Form 10-Q
period 1996-09-30
BETZDEARBORN INC
filed 1996-11-14
CIK 11884

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                      -------------------------------------

                        QUARTERLY REPORT UNDER SECTION 13

                           OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                      -------------------------------------

For Quarter Ended September 30, 1996
                  ------------------
Commission File Number:  0-2085
                         ------

                                BETZDEARBORN INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                           23-1503731
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   4636 Somerton Road, Trevose, PA                                19053
----------------------------------------                        ----------
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

                                                 Yes   X     No
                                                      ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          27,949,454 Common Shares outstanding as of November 7, 1996.
          ----------                                 -----------------

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                        September 30,
                                                                    1996               1995               1996               1995
                                                                 ---------          ---------          ---------          ---------
Net Sales ..............................................          $304,224           $195,790           $713,787           $562,620

Operating Costs and Expenses:
    Cost of products sold ..............................           120,417             71,225            278,111            202,894
    Selling, research and administrative
       expenses ........................................           140,306             90,281            323,857            263,588
    Integration/restructuring expenses .................            14,163              1,322             14,522              1,322
                                                                 ---------          ---------          ---------          ---------
                                                                   274,886            162,828            616,490            467,804

                              OPERATING EARNINGS                    29,338             32,962             97,297             94,816

Other Income (Expense):
    Investment and other income ........................              (375)               809               (910)             2,517
    Interest expense ...................................           (12,662)              (377)           (13,702)              (503)
                                                                 ---------          ---------          ---------          ---------
                                                                   (13,037)               432            (14,612)             2,014
                                                                 ---------          ---------          ---------          ---------

               EARNINGS BEFORE INCOME TAXES                         16,301             33,394             82,685             96,830

Income Taxes ...........................................             5,379             12,857             29,749             37,597
                                                                 ---------          ---------          ---------          ---------

                               NET EARNINGS                        $10,922            $20,537            $52,936            $59,233
                                                                 =========          =========          =========          =========


Net earnings per Common Share:

    Primary ............................................              $.34               $.69              $1.75              $1.99
                                                                 =========          =========          =========          =========

    Fully diluted ......................................              $.33               $.65              $1.66              $1.88
                                                                 =========          =========          =========          =========

Cash dividends declared per Common Share ...............             $.375               $.37             $1.115              $1.10
                                                                 =========          =========          =========          =========

Average number of Common Shares:

    Primary ............................................            28,070             27,859             27,950             27,915
                                                                 =========          =========          =========          =========

    Fully diluted ......................................            30,997             30,594             30,781             30,678
                                                                 =========          =========          =========          =========

See notes to consolidated financial statements.



                                     2 of 14

BETZDEARBORN INC.
Consolidated Balance Sheets (In thousands)


ASSETS                                                                                  September 30, 1996        December 31, 1995
                                                                                        ------------------        -----------------
CURRENT ASSETS
    Cash and cash equivalents ............................................                         $49,047                  $13,919
    Trade accounts receivable,
       less allowances:
           1996--$7,671; 1995--$2,886 ....................................                         241,552                  146,404

    Inventories:
       Finished products and goods
           purchased for resale ..........................................                          50,685                   25,675

       Raw materials .....................................................                          47,615                   25,608
                                                                                                ----------                 --------
                                                                                                    98,300                   51,283

    Income taxes .........................................................                          29,913                   12,948
    Prepaid expenses and other ...........................................                          30,066                   27,587
                                                                                                ----------                 --------

TOTAL CURRENT ASSETS .....................................................                         448,878                  252,141



PROPERTY, PLANT AND EQUIPMENT--
  at cost
    Buildings ............................................................                         242,752                  190,308
    Machinery and equipment ..............................................                         581,298                  439,764
    Allowance for depreciation
       (deduction) .......................................................                        (452,037)                (336,578)
                                                                                                ----------                 --------
                                                                                                   372,013                  293,494


    Land .................................................................                          31,765                   27,792
    Construction in progress .............................................                          21,696                   12,528
                                                                                                ----------                 --------

                                                                                                   425,474                  333,814


OTHER ASSETS
    Unallocated purchase price of
       the Dearborn business .............................................                         416,648                        0

    Investments and other ................................................                          12,875                   13,037

    Intangibles -- at cost, less
      amortization:

       1996 -- $5,344; 1995 -- $3,544 ....................................                         110,854                   31,476
                                                                                                ----------                 --------


                                                                                                   540,377                   44,513

                                                                                                ----------                 --------

                                                                                                $1,414,729                 $630,468
                                                                                                ==========                 ========


LIABILITIES AND SHAREHOLDERS' EQUITY                                                    September 30, 1996        December 31, 1995
                                                                                        ------------------        -----------------
CURRENT LIABILITIES
    Trade accounts payable ...............................................                         $67,396                  $39,220
    Payroll and related taxes ............................................                          35,689                   26,681
    Notes payable ........................................................                           1,292                   18,488
    Accrued restructuring ................................................                          33,842                    7,507
    Accrued expenses .....................................................                          69,730                   28,464
    Income taxes .........................................................                           4,909                   13,244
    Dividends payable ....................................................                               0                   10,232
    Current portion of long-term debt ....................................                           1,000                    1,000
                                                                                                ----------                 --------
                        TOTAL CURRENT LIABILITIES                                                  213,858                  144,836


 LONG-TERM DEBT--less portion classified as current ......................                         760,500                   95,500

 LONG-TERM LIABILITIES

    Income taxes .........................................................                          24,037                   20,475
    Employee benefit plans ...............................................                          32,139                   19,451
    Other ................................................................                           8,163                    7,207
                                                                                                ----------                 --------
                                                                                                    64,339                   47,133
 SHAREHOLDERS' EQUITY
    Preferred Shares -- Authorized - 1,000,000
     shares, $.10 par value, voting
       Series A ESOP Convertible, 8% Cumulative, stated
       at aggregate liquidation preference; Issued:
          1996 -- 482,831 shares;

          1995 -- 487,903 shares .........................................                          96,566                   97,581
    Guarantee of related ESOP debt .......................................                         (90,392)                 (91,406)
                                                                                                ----------                 --------
                                                                                                     6,174                    6,175
    Common Shareholders' Equity

       Common Shares -- Authorized - 90,000,000
         shares, $.10 par value;
          Issued (including treasury shares):
              1996 -- 33,640,636 shares;
              1995 -- 33,643,981 shares ..................................                           3,364                    3,364
       Capital in excess of par value of shares ..........................                          85,645                   82,613
       Retained earnings .................................................                         472,688                  446,111
       Cost of Common Shares in treasury:
           1996 -- 5,790,858 shares;
           1995 -- 5,990,825 shares ......................................                        (193,817)                (198,157)
       Unearned compensation .............................................                          (4,704)                  (3,327)
       Foreign currency translation adjustments ..........................                           6,682                    6,220
                                                                                                ----------                 --------


             COMMON SHAREHOLDERS' EQUITY                                                           369,858                  336,824
                                                                                                ----------                 --------

             TOTAL SHAREHOLDERS' EQUITY                                                            376,032                  342,999
                                                                                                ----------                 --------

                                                                                                $1,414,729                 $630,468
                                                                                                ==========                 ========


See notes to consolidated financial statements.

                                     3 of 14

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    1996              1995
                                                                                  ---------         ---------
OPERATING ACTIVITIES
    Net earnings .........................................................         $52,936           $59,233
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
           Depreciation and amortization .................................          48,422            36,824
           Compensation and employee benefit plans .......................           7,956             8,976
           Provision for restructuring ...................................           9,131             1,322
           Other, net ....................................................             160              (395)
           Changes in operating assets and liabilities,
             net of Dearborn Business acquisition:
              Accounts receivable ........................................         (21,167)          (11,159)
              Inventories ................................................          (5,260)           (9,992)
              Prepaid expenses and other .................................           1,031            (2,712)
              Accounts payable and accrued expenses ......................          18,521               130
                                                                                 ---------         ---------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                            111,730            82,227


INVESTING ACTIVITIES
    Expenditures for property, plant and equipment .......................         (41,440)          (43,686)
    Proceeds from sales of long-term assets ..............................           1,714             1,390
    Purchases of businesses and long-term investments ....................          (6,910)          (15,989)
    Purchase of the Dearborn Business, net of cash
       equivalents acquired ..............................................        (544,471)               --
    Other, net ...........................................................            (306)             (935)
                                                                                 ---------         ---------

                      NET CASH USED IN INVESTING ACTIVITIES                       (591,413)          (59,220)


FINANCING ACTIVITIES
    Net borrowings classified as long-term under
       credit facilities ................................................          566,000                --
    Dividends paid ......................................................          (36,574)          (36,150)
    Proceeds from issuance of common shares,
       including treasury shares ........................................            3,437               461
    Purchase of treasury shares .........................................               --            (8,622)
    Principal payments on ESOP debt .....................................           (1,000)           (1,000)
    Net short-term borrowings ...........................................          (17,197)               --
                                                                                 ---------         ---------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            514,666           (45,311)


    Effect of exchange rate changes on cash .............................              145               792
                                                                                 ---------         ---------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                35,128           (21,512)

    Cash and Cash Equivalents at Beginning of Period ....................           13,919            43,926
                                                                                 ---------         ---------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $49,047           $22,414
                                                                                 =========         =========


See notes to consolidated financial statements.

                                     4 of 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows in conformity with generally accepted accounting principles. The foregoing consolidated financial statements do include all adjustments, consisting only of normal recurring accruals, except for Restructuring/Integration discussed in Note 4, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. Certain amounts in the financial statements for the year ended December 31, 1995 and for the quarter and nine months ended September 30, 1995 have been reclassified to conform with 1996 classifications.


Note 2 - Common Shares Reserved for Stock Plans

         At September 30, 1996, 4,308,746 and 561,467 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. Further, 2,713,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


Note 3 - Dearborn Business Acquisition

         On June 28, 1996, pursuant to the previously announced Grace Dearborn Worldwide Purchase and Sale Agreement (the "Agreement"), the Company acquired (the "Acquisition") the Dearborn business unit (the "Dearborn Business") of W.R. Grace & Co.-Conn. ("Grace") for $630.0 million, subject to certain adjustments. The Dearborn Business is a global supplier of industrial water and process treatment chemicals with 1995 net revenues of $399.1 million. The Acquisition is financed by a $750 million Credit Agreement (the "Credit Agreement") among the Company and a syndicate of banks.

         The Acquisition is accounted for using the purchase method of accounting and, accordingly, the purchase price must be allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. Due to the lack of complete data required to estimate such fair values, the Company is unable to complete the allocation of purchase price at this time. The Company's consolidated balance sheet at September 30, 1996 includes the historical accounts of the Dearborn Business, adjusted only for certain known elements of purchase accounting. The remaining excess purchase price at September 30, 1996 is classified as "Unallocated Purchase Price of the Dearborn Business" on the Company's consolidated balance sheet:

                                     5 of 14

Unallocated Purchase Price at September 30, 1996:
                                                                                       (in millions)
                                                                                       -------------
         Cash paid to Grace                                                                $536.4
         Note payable to Grace                                                              100.0
         June 28, 1996 estimated working capital adjustment                                   5.4
                                                                                       -------------
                                                                                            641.8
         Purchase Price Adjustments:
             Restructuring provision for the Dearborn Business (Note 4)                      19.2
             Transition services cancellation fees                                           10.0
             Other, including professional fees and transaction costs                        20.2
             Estimated tax impact of purchase price adjustments                             (17.0)
                                                                                       -------------
                   Total adjusted purchase price                                            674.2

         Less: Net Assets of historical Dearborn Business at June 28, 1996                  172.3
               Purchase price allocated to identifiable intangibles                          82.6
               Estimated amortization of purchased goodwill                                   2.6
                                                                                       -------------

         Unallocated Purchase Price in Balance Sheet                                       $416.7
                                                                                       =============


Based on the results of appraisals and further analyses, which the Company has arranged to obtain and are in process, the Unallocated Purchase Price in the balance sheet will be allocated to assets acquired and liabilities assumed under the Agreement by December 31, 1996. The other analyses include, but are not limited to, actuarial studies of employee benefit plans, completion of due diligence procedures, the income tax effects of the Acquisition and further analyses of operations to identify assets for disposition and the evaluation of staffing requirements necessary to meet future business needs. The excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired will be recorded as goodwill, which will be amortized on a straight-line basis over 40 years.

         The $536.4 million payment to Grace for the purchase of the Dearborn Business represents the cash paid at closing. Grace also received a $100 million promissory note from the Company. The total of the cash paid plus the promissory note is $636.4 million, which represents the $630 million purchase price plus a $6.4 million purchase price adjustment. The adjustment is due to a December 31, 1995 working capital adjustment in accordance with the terms of the Agreement. The cash paid to Grace will be further adjusted for changes in working capital as set forth in the Dearborn Business June 28, 1996 Consolidated Statement of Closing Net Amount, estimated to be $5.4 million, and is payable in November 1996. The Company expects to incur up to $10 million in charges in accordance with the Agreement, relating to the cancellation of transition services currently provided to the Company, principally in South America and Europe. The deferred tax benefit of $17.0 million is the estimated impact of all recorded purchase price adjustments as of September 30, 1996 and is reflected in current assets. The $82.6 million allocated to identifiable intangibles is the independently appraised value of the trademarks, trade names and patents of the Dearborn Business. Patents are amortized over 13 to 15 years and unlimited life trademarks and trade names are amortized over 40 years.

         The following unaudited pro forma information gives effect to the Acquisition and the Credit Agreement as if such transactions occurred as of January 1, 1995. The pro forma information includes

                                       6 of 14
the increased amortization of goodwill and other identified intangible assets, additional interest expense on incremental Acquisition indebtedness and the related income tax effects of these adjustments. The 1996 pro forma information includes nine months of Dearborn results of operations outside North America.

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                        1996                  1995
                                                                        ----                  ----
                  Net Sales                                            $940.1                $862.7
                  Net Earnings                                         $ 38.9                $ 32.0
                  Net Earnings per Common Share:
                         Primary                                       $ 1.25                $ 1.02
                         Fully Diluted                                 $ 1.20                $ 0.99

         The unaudited pro forma results of operations are based on preliminary assumptions regarding the allocation of purchase price, which could change significantly for the reasons previously discussed in this Note. The historical financial results of operations of the Dearborn Business reflect the "carve out" of the Dearborn Business from Grace. Certain selling, research and administrative expenses of Grace have been allocated to the Dearborn Business on various bases, which, in the opinion of Grace's management, are reasonable. However, such expenses are not necessarily indicative of, and it is not practicable for the management to estimate, the nature and level of expenses which might have been incurred had the Dearborn Business been operating as a separate independent company. Potential cost savings from combining the operations are not reflected in the pro forma information because the Dearborn business may not be fully integrated with the Company's operations until January 1998. The unaudited pro forma results are not indicative of the results that would have occurred had the Acquisition actually been consummated on January 1, 1995, and are not intended to be a projection of future results or trends.

Note 4 - Restructuring/Integration

         To achieve reductions in operating costs and to integrate the operations of the former Betz Laboratories, Inc. (Betz) with the former Dearborn Business (Dearborn), the Company has incurred incremental and non-recurring expenses that are reported as Restructuring/Integration operating expenses.

         Integration costs are associated with the activities of integration teams responsible for integrating the two companies and include items such as professional fees, travel and certain non-recurring employee costs. These costs are reported as incurred and are expected to continue into 1997. Integration expenses for the third quarter and nine month periods ending September 30, 1996 are $5.0 million and $5.4 million, respectively.

         The provision for restructuring is for estimated exit costs associated with the decisions to close Betz facilities and severance costs for Betz employees. These costs are accrued when the decisions are announced and exit costs can be reasonably estimated. A $9.1 million provision for restructuring was recorded in the third quarter of 1996 for the closure of Betz facilities and severance costs for Betz employees located throughout the world. An additional $19.2 million restructuring provision for closure of Dearborn facilities and severance costs for worldwide Dearborn employees was recorded in the current quarter. The Dearborn provision increases the purchase price of the Dearborn Business in accordance with the purchase method of accounting. These combined

                                     7 of 14
actions include personnel reductions, office consolidations and asset dispositions, including the shutdown of blending plants in Winsford, United Kingdom; Fort Worth, Texas; Fort Saskatchewan, Canada; and Heidelberg, Germany, along with administrative and research facilities in Kanata, Canada; Lake Zurich, Illinois; and Hoboken, Belgium. The combined provision is for employee termination benefits covering approximately 500 technical, production, administrative and support employees located throughout the world. The remainder of the provision is primarily related to facility closures and relocations of Dearborn employees.

         The accrued restructuring included in the balance sheet consists of the following remaining reserves:

                                  September 30, 1996        December 31, 1995
                                  ------------------        -----------------
1995 Restructuring                         $ 5.6                     $7.5
1996 Restructuring                          28.2                      --
                                           -----                     ----
                                           $33.8                     $7.5

         The $1.3 million restructuring provision recorded in 1995 was the third quarter portion of the total 1995 annual restructuring provision of $15.6 million. The 1995 provision was for a series of actions to reduce operating costs and such actions are expected to be complete by the end of 1996. The remaining reserve at September 30, 1996 will be sufficient to complete these actions.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

Third Quarter and Nine Months Results of Operations

         Third quarter 1996 net sales increased $108.4 million from $195.8 million to $304.2 million, including $89 million reported by the former Dearborn Business (Dearborn). The increase, exclusive of Dearborn, is 10% and is approximately composed of a 6% increase attributable to volume-mix, a 3% increase from acquisitions made after the third quarter of 1995, a 1% increase in selling prices, a 1% decline due to changes in the value of foreign currencies relative to the U.S. dollar, and a 1% increase due to the inclusion of certain freight revenues in 1996 third quarter net sales. Net sales for the nine months ending September 30, 1996 increased 11% from $562.6 million to $625.0 million, excluding Dearborn. The percentage increase in sales was approximately comprised of a 6% increase attributable to volume-mix, a 1% increase in selling prices, a 1% decline due to changes in the value of foreign currencies relative to the U.S. dollar, a 4% increase resulting from acquisitions made in 1995, and a 1% increase due to the inclusion of certain freight revenues in 1996.

         The Company's third quarter and nine month revenues reflect continuing strong year-to-year growth on a worldwide basis. All four Global Business Units reported solid sales performances, with the Hydrocarbon Process and Water Management Groups reaching record sales in the third quarter, excluding Dearborn.

         Third quarter and nine month 1996 sales in the United States rose 4% and 5%, respectively, excluding Dearborn. U.S. sales recorded by the process chemical groups exceeded this rate of increase in the U.S., while sales of

                                     8 of 14
water treatment chemicals rose at a slower rate. The third quarter non-U.S. sales rose 20% from 1995 levels in local currencies, before acquisitions. The strongest growth in local currency during the quarter was achieved in our Asia-Pacific operations, especially in Australia, Indonesia and Korea. Non-U.S. sales for the nine months ended September 30, 1996 are 15% higher, excluding acquisitions. Non-U.S. sales, as reported, comprise 35% of total sales after nine months, an increase from the six month level of 30%, due to sales recorded by the non-U.S. units of Dearborn.

         Net earnings for the third quarter decreased from $20.5 million to $10.9 million and fully diluted earnings per Common Share decreased 49% from $0.65 to $0.33. Third quarter 1996 net earnings and fully diluted earnings per share, excluding restructuring/integration costs, are approximately $20 million and $0.64 compared to $21 million and $0.68 in 1995. Net earnings for the first three quarters of 1996 declined 11% to $52.9 million and fully diluted earnings per Common Share decreased 12% to $1.66. Nine month net earnings and fully diluted earnings per share, excluding restructuring/integration costs, are approximately $63 million and $1.97 compared to $60 million and $1.91 in 1995.

         The table below sets forth as a percentage of sales cost of products sold, selling, research and administrative expenses and operating earnings for the respective periods, excluding the results of operations of Dearborn and restructuring/integration expenses:

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                    1996            1995             1996            1995
                                                    ----            ----             ----            ----
Cost of products sold                               38.4%           36.4%            38.5%           36.1%
Selling, research and administrative
     expenses                                       44.6%           46.1%            44.6%           46.8%
Operating earnings                                  17.0%           17.5%            16.9%           17.1%


         Cost of products sold, as a percentage of sales, increased when compared to prior year periods primarily due to changes in product mix, including those related to the Company's 1995 acquisitions, standardization of the method of accounting for freight revenue and increases in raw material costs without comparable increases in selling prices. During the second quarter of 1996 in preparation for the integration of the Dearborn Business, the Company revised the vesting policy for certain employee benefits to align Betz and Dearborn policies, resulting in a reduction of operating expenses. Without this, 1996 third quarter and nine month operating expenses would have been approximately 45.5% and 45.2% of sales, respectively. The remainder of the decline is primarily due to savings achieved from the Company's 1995 restructuring actions.

         Investment and other income declined from prior quarter and year to date levels primarily due to foreign exchange losses, principally the Venezuelan Bolivar. The third quarter and nine month effective tax rates declined from 1995 comparable periods as a result of tax planning initiatives related to the Acquisition.

                                     9 of 14

         The Company recorded a $15.6 million provision for restructuring in 1995 for a series of actions to reduce operating costs. During the nine month period ended September 30, 1996, the Company incurred approximately $1.9 million in cash charges to the reserve. Approximately 115 jobs have been eliminated under this restructuring plan. The remaining restructuring reserve will be sufficient to complete the restructuring actions by the end of 1996 and will continue to be financed with available operating cash flows and external financing resources.

Acquisition of the Dearborn Business

         The 1996 third quarter is the first time the results of Dearborn are included in the Company's results of operations. The sales recorded by the Dearborn Business in the third quarter of 1996 were approximately $89 million which would have represented a 2% increase over 1995 on a comparable basis. Dearborn contributed approximately $7 million to consolidated operating earnings for the 1996 third quarter. The Company adopted a November 30 fiscal year end for Dearborn units with operations outside North America to align the fiscal year end with the remainder of the Company's operations. Consequently, Dearborn units outside North America reported only two months of results of operations in the 1996 third quarter. The Company intends to completely integrate the two companies, which will make it impractical in the future to continue to report the results of Dearborn separately from the remainder of the Company's results of operations.

         To achieve reductions in operating costs and to integrate the operations of the former Betz Laboratories, Inc. (Betz) with Dearborn, the Company has incurred and expects to incur incremental and non-recurring expenses that are reported as restructuring/integration operating expenses (see Note 4). Integration costs of $5.4 million are incremental and non-recurring costs necessary to integrate Dearborn with Betz. Such costs are associated with the activities of integration teams responsible for integrating the two companies and include items such as professional fees, travel and certain non-recurring employee costs. These costs are reported as incurred and are expected to continue into 1997. A $9.1 million provision for restructuring is also included in this caption for expected exit costs associated with decisions to close Betz facilities and severance costs for Betz employees. The Company has also recorded a restructuring provision for the closure of Dearborn facilities and severance costs for Dearborn employees located throughout the world. This provision is included with the Purchase Price of the Dearborn business (see Note 3).

         These restructuring actions include personnel reductions, office consolidations and asset dispositions, including the shutdown of blending plants in Winsford, United Kingdom; Fort Worth, Texas; Fort Saskatchewan, Canada; and Heidelberg, Germany, along with administrative and research facilities in Kanata, Canada; Lake Zurich, Illinois; and Hoboken, Belgium. The combined provision includes employee termination benefits covering approximately 500 technical, production, administrative and support employees located throughout the world. The remainder of the provision is primarily related to facility closures and relocations of Dearborn employees. These actions are expected to yield $25 to $30 million in annualized savings. The Company expects to record additional restructuring provisions in the fourth quarter of 1996 and expects to complete its restructuring announcements by the end of 1996. The fourth quarter restructuring and other integration actions will generate additional cost savings. The restructuring reserves established as a result of these actions will require approximately $22 million in cash. This

                                    10 of 14
requirement and the fourth quarter provision will be financed with available operating cash flows and external financing resources.

         The Company anticipates that a significant portion of the Unallocated Purchase Price of the Dearborn Business will be allocated to intangible assets which will be amortized over a period not to exceed 40 years. Portions of the purchase price will also be allocated to property, plant and equipment which will be depreciated over the remaining useful lives of the acquired assets. Appraisals and other analyses, which are expected to be completed by year end, are necessary to complete the purchase accounting for the Dearborn Business (see
Note 3). Based on preliminary information, an estimate for goodwill amortization and increased depreciation was recorded during the third quarter to fairly present the results of operations for the quarter. This charge is included in Selling, Research and Administrative expenses.

         The borrowing under the Credit Agreement resulted in a $12.6 million increase in interest expense during the third quarter. Quarterly interest expense for the fourth quarter of 1996 and the next year is expected to continue at a comparable level.

         The Company anticipates that the impact of the Acquisition on the Consolidated Statements of Operations over the next three quarters will result in approximately a 50% increase in net sales, but net earnings and primary and fully diluted earnings per Common Share, excluding restructuring charges, are anticipated to be lower than results reported by former Betz operations on a stand-alone basis for the comparable prior year quarters.

Capital Resources and Liquidity

         The increase in working capital, exclusive of the Dearborn Business, is mainly due to a $21.1 million increase in accounts receivable. These receivables are higher due to the higher sales level, the greater proportion of non-U.S. sales and changes in contract terms.

         During the first nine months of 1996, expenditures for property, plant and equipment were $41.4 million, a $2.2 million decrease from 1995. The Company anticipates that capital expenditures for the year will be approximately $70 - $75 million and will include improvements to the Company's production facility in Beaumont, Texas to increase the manufacturing capacity for the Novus(R) polymer line, which is used in both process and water treatment applications. Purchases of long-term investments and businesses for the first nine months of 1996, exclusive of the Dearborn acquisition, include approximately $6.8 million for a payment of the purchase price accrued for the acquisition of the Misan Group in the fourth quarter of 1995. Prior year expenditures for long-term investments and businesses include the cash acquisition of Taiwan Pietz Company, Ltd. The $17.2 million decrease in net short-term borrowings was mainly due to the refinancing of short-term borrowings with borrowings under the Credit Agreement.

         The Acquisition and the related financing has a significant impact on the Company's liquidity and sources of capital. The Company has taken or plans to take actions necessary to manage its liquidity and capital resources to comply with the provisions of the Credit Agreement, to optimize its capital structure and to service the dividend and debt requirements associated with its Employee Stock Ownership Plan, while meeting its operating cash requirements. Such actions may include restrictions on the growth in capital

                                    11 of 14
expenditures and the rate of increase in the quarterly common stock dividend and a refinancing of the Credit Agreement.

         The Credit Agreement bears interest at short-term variable rates and provides for a five year unsecured revolving credit facility in an amount of $750 million that reduces to $550 million after two years. At September 30, 1996, borrowings available under the Credit Agreement were $83 million. The Company expects that available lines of borrowing plus cash balances and cash generated from operations will be sufficient to fund operating, dividend and capital requirements.

         The Acquisition and related financing will also increase the Company's exposure to interest rate and foreign currency movements. The Credit Agreement bears interest at short-term variable rates and the Dearborn Business conducted the majority of its operations outside the U.S. The Company plans to execute or has executed additional foreign exchange forward contracts and interest rate swaps to manage its exposure to foreign exchange and interest rate risks. During the second quarter of 1996, the Company executed a series of interest rate swaps of variable for fixed rates, with staggered maturities, at a maximum notional amount of $400 million for any future period. The Company may also increase the amount of foreign exchange forward contracts outstanding in the last quarter of 1996.

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

         There have been no material developments in the cases of Katherine Adams, et al. v. Pacific Gas and Electric, et al. and Danny Aguayo, et al. v. Betz Laboratories, Inc., et al., nor in the pending proceedings to which the Company is a "Potentially Responsible Party" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") during the quarter for which this report is filed. The Company is a "Potentially Responsible Party" under CERCLA at eleven (11) sites, having settled its alleged liability at two (2) sites just prior to the filing of this report. See the discussion under Item 3, "Pending Legal Proceedings," of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1995.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 11: Statement Re: Computation of Per Share Earnings.

         (b) The Company filed a Form 8-K on July 12, 1996 and amended it on September 13, 1996, announcing that, pursuant to the Grace Dearborn Worldwide Purchase and Sale Agreement, dated as of March 11, 1996, by and between W. R. Grace & Co.-Conn. ("Grace") and the Company, the Company and certain of its subsidiaries acquired on June 28, 1996 certain assets and liabilities comprising the Dearborn water treatment business from Grace and certain of Grace's subsidiaries. Immediately following the acquisition, the Company changed its name from Betz Laboratories, Inc. to BetzDearborn Inc.

               Prior to the consummation of the acquisition, the Company and Betz Canada Inc., a wholly owned subsidiary of the Company, entered into a Credit Agreement, dated June 20, 1996, with a syndicate of banks to finance the acquisition. Such Credit Agreement was filed as an exhibit to the Form 8-K.

                                    12 of 14

          EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (In thousands, except per share amounts)



                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30,                        September 30,
Primary  Earnings  per  Common  Share                               1996               1995               1996               1995
-------------------------------------                             --------           --------           --------           --------

Net earnings                                                      $ 10,922           $ 20,537           $ 52,936           $ 59,233
Effect of preferred stock dividends                                 (1,339)            (1,213)            (4,002)            (3,648)
                                                                  --------           --------           --------           --------

Net earnings available to common shareholders                     $  9,583           $ 19,324           $ 48,934           $ 55,585
                                                                  ========           ========           ========           ========

Average Common Shares outstanding                                   27,790             27,701             27,737             27,750
Common stock equivalents                                               280                158                213                165
                                                                  --------           --------           --------           --------

Average number of Common Shares - primary                           28,070             27,859             27,950             27,915
                                                                  ========           ========           ========           ========

Primary earnings per Common Share                                 $   0.34           $   0.69           $   1.75           $   1.99
                                                                  ========           ========           ========           ========

Fully  Diluted  Earnings  per  Common  Share
--------------------------------------------

Net earnings                                                      $ 10,922           $ 20,537           $ 52,936           $ 59,233
Effect of ESOP charge to operations assuming
      conversion of Series A ESOP Convertible
      Preferred Shares                                                (651)              (510)            (1,957)            (1,564)
                                                                  --------           --------           --------           --------

Net earnings available to common shareholders                     $ 10,271           $ 20,027           $ 50,979           $ 57,669
                                                                  ========           ========           ========           ========

Average Common Shares outstanding                                   27,790             27,701             27,737             27,750
Common stock equivalents                                               490                158                312                175
Assumed conversion of Series A ESOP Convertible
      Preferred Shares                                               2,717              2,735              2,732              2,753
                                                                  --------           --------           --------           --------

Average number of Common Shares - fully diluted                     30,997             30,594             30,781             30,678
                                                                  ========           ========           ========           ========

Fully diluted earnings per Common Share                           $   0.33           $   0.65           $   1.66           $   1.88
                                                                  ========           ========           ========           ========


Common stock equivalents reflect the assumed exercise of dilutive employees' stock options using the treasury stock method.


                                    13 of 14

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  BETZDEARBORN INC.
                                                  -----------------
                                                     (Registrant)



Date:  November 14, 1996               By:     /s/George L. James
                                            -------------------------------
                                                  George L. James
                                               Vice President - Finance



Date:  November 14, 1996               By:     /s/William C. Brafford
                                            -------------------------------
                                                  William C. Brafford
                                                    Vice President,
                                             Secretary and General Counsel

                                    14 of 14