Form 10-K
period 1996-12-31
BETZDEARBORN INC
filed 1997-03-27
CIK 11884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
      For the fiscal year ended December 31, 1996
                                       or
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from ___________      to   _____________
      Commission file number     0-2085

                                BetzDearborn Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                        23-1503731
 ------------------------------                           -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

4636 Somerton Road, Trevose, PA                                       19053
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   (215)  355-3300

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:                          Name of each exchange on
                                                    which registered:
         Common Stock                              New York Stock Exchange
-----------------------------------         -----------------------------------

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((section) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Registrant's voting common stock (Par value $.10) held by non-affiliates of Registrant as of February 7, 1997:

                                 $1,615,125,033
     The number of shares outstanding of each of the Registrant's classes of common stock as of February 7, 1997:

                            28,243,422 Common Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement for use in conjunction with Registrant's 1997 Annual Meeting of Shareholders and Registrant's 1996 Annual Report are incorporated into Parts II and III hereof.

                                     PART 1

                                Item 1 - BUSINESS


General

     BetzDearborn Inc. and its subsidiaries ("Registrant") is engaged in the engineered chemical treatment of water, wastewater and process systems operating in a wide variety of industrial and commercial applications, with particular emphasis on the chemical, petroleum refining, paper, automotive, electric utility and steel industries. Registrant produces and sells a wide range of specialty chemical products, and provides the technical expertise necessary to utilize these products effectively. Chemical treatment programs are developed for use in boilers, cooling systems, heat exchangers, paper and petroleum process streams and both influent and effluent systems. Registrant monitors changing water, process and plant operating conditions so as to prescribe the appropriate treatment programs to solve problems such as corrosion, scale, deposit formation and a variety of process problems.

     Registrant has twelve (12) production plants in the United States and nineteen (19) in countries outside the United States. Operations are conducted primarily in the United States, Canada and Europe, and also in Asia-Pacific and Latin America. Registrant employs approximately 6,185 people worldwide.


Acquisition of Dearborn

     On June 28, 1996, pursuant to the Grace Dearborn Worldwide Purchase and Sale Agreement (the "Agreement"), the Registrant acquired (the "Acquisition") the Dearborn business unit ("Dearborn") of W. R. Grace & Co. - Conn. for $632 million, subject to certain adjustments. (See Note 2 to Consolidated Financial Statements.) Dearborn is a global supplier of industrial water and process treatment specialty chemicals with 1995 annual net revenues of $399.1 million, approximately 75% of which were recorded by operations outside the United States. Immediately following the Acquisition, the Registrant changed its name from Betz Laboratories, Inc. to BetzDearborn Inc.

     The Acquisition combines the second and third largest global suppliers of engineered programs and advanced specialty chemical treatments for water, wastewater and process systems operating in a wide variety of industrial, commercial, and institutional applications. This combination enabled the Registrant to surpass its long-term goal of developing non-U.S. sales to at least 40% of revenues by 1999. International operations now account for almost 50% of annualized revenues, up from 28% in 1995.


Marketing

     BetzDearborn Water Management Group provides all of Registrant's water and wastewater technology worldwide. This unit provides specialty water treatment programs for boiler, cooling, influent and effluent applications to its principal markets such as refining, chemical, paper, electric utility, food, light industrial, commercial and institutional establishments. BetzDearborn Water Management Group accounts for 63.8% of Registrant's 1996 worldwide sales.

     BetzDearborn Paper Process Group serves the global pulp and paper industry. This unit formulates custom engineered programs for the process-related problems associated with paper production. Deposition, corrosion, microbiological fouling, foam control, de-inking and felt conditioning are other problems associated with pulp and paper production that are treated by BetzDearborn Paper Process Group technology.

     BetzDearborn Hydrocarbon Process Group develops specific products used in process streams in the worldwide refining, petrochemical and gas production industries. These products are "process-side" treatments as compared to "water-side" treatments and are formulated to reduce production inefficiencies in large industrial plants. This technology is applied in many ways including controlling corrosion with effective inhibitors and controlling fouling in heat exchangers through trace metal deactivation, polymer retardants, foam control, and oxidation control.

     BetzDearborn Metals Process Group serves steel, aluminum and plastic producers, and the related transportation, machinery, appliances, fabricated parts and coil industries. Its products and process-related treatment programs are designed for cleaning, passivation, conversion coating, paint detackification and storage of metals and metal parts.

     These global business units are responsible for research and development, technology commercialization, sales and marketing worldwide. They are supported by regional centers in Asia-Pacific, Europe, Latin America and North America. The Paper, Hydrocarbon and Metals Process Groups are collectively referred to as the global business units providing process treatment programs, and account for 36.2% of Registrant's 1996 worldwide sales.

     Technical sales representatives working in each of the Registrant's global business units assist in the development of engineered programs to meet a customer's needs. Such programs are custom designed to conserve energy, minimize corrosion and deposits, control microbiological fouling, reduce waste generation, improve process efficiency or any combination of the above, depending on the customer's requirements. Technical sales representatives also train customer operating personnel in the controlling, testing and chemical feeding required in applying Registrant's treatment programs. Since plant operating conditions and intake water characteristics do not remain static, the technical sales representatives make regularly scheduled plant follow-up visits to monitor the treatment program results and help customer operating personnel.

     To ensure treatment effectiveness, Registrant's sales representatives may draw upon technical support and application management tools such as computerized condensate modeling programs, Action Alert(R) statistical process control software or laptop-based Application Atlas(R) account management tools. Worldwide, Registrant has approximately 2,570 Regional Managers, District Managers and Technical Sales Representatives selling and servicing its chemical technologies.

     Registrant's worldwide sales of specialty chemicals and the above-related products during 1996 amounted to $1,037.0 million, as compared to $752.5 million in 1995 and $708.3 million in 1994, and in each case constituted 100% of Registrant's consolidated net sales. Consolidated net earnings for 1996 were $64.3 million, as compared to $68.3 million in 1995 and $73.2 million in 1994.


Non-U.S. Operations

     Registrant has significantly expanded its international operations as a result of the acquisition of Dearborn. Registrant now conducts its non-U.S. activities through subsidiaries and divisions in thirty-four (34) non-U.S. locations. Registrant has North American subsidiaries in Canada and Mexico. In Europe, Registrant operates subsidiaries and divisions located in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom. In Latin America, Registrant has subsidiaries and divisions located in Argentina, Brazil, Chile, Colombia, Ecuador, Peru, Uruguay and Venezuela. In the Asia-Pacific region, Registrant conducts activities through subsidiaries and divisions located in Australia, Hong Kong, India, Indonesia, Korea, Malaysia, Singapore, South

Africa, Taiwan and Thailand. In the Middle East, Registrant operates a subsidiary in Saudi Arabia.

     Although Registrant does not believe that its non-U.S. operations are presently subject to a materially greater risk than its U.S. operations, Registrant's non-U.S. operations may at any time be adversely affected by conditions outside its control including economic and political conditions. See Notes 1, 2, 3 and 4 to Consolidated Financial Statements for certain additional information pertaining to these operations.

     The range of products sold by Registrant to customers located outside of the United States is substantially similar to, although not as broad in scope as, those sold in the United States. Products and services sold to non-U.S. markets during 1996 accounted for approximately $395.9 million or 38.2% of Registrant's consolidated net sales, as compared to $196.6 million (26.1%) in 1995 and $156.8 million (22.1%) in 1994. Direct export sales of $11.2 million (1.1%), to $10.8 million (1.4%) and $13.6 million (1.9%) for 1996, 1995 and
1994, respectively, are not included in non-U.S. net sales. The operating earnings of Registrant's non-U.S. subsidiaries in 1996 were $35.3 million or 3.4% of Registrant's consolidated net sales as compared to $31.4 million (4.2%) in 1995 and $22.7 million (3.2%) in 1994.

     Approximately $702.0 million or 49.5% of Registrant's identifiable assets are attributable to its U.S. operations, and $716.3 million or 50.5% are attributable to its non-U.S. operations.


Production and Distribution

     Many of Registrant's products are produced at more than one of the thirty-one (31) production plants referred to under Item 2 ("Properties"). The particular plant from which a customer's needs are filled is generally determined on the basis of economy of freight. Most shipments to customers are made by common carriers and Registrant-owned vehicles. Under Registrant's own liquid distribution program, formulated products are delivered directly by custom-built vehicles owned by Registrant to tanks owned by Registrant or the customer at the customer's site. This "BetzDearborn Point of Feed(R) Delivery (POF(R)) Service" reduces the storage and handling costs of the Registrant's customers.

     The "BetzDearborn Semi-Bulk Control"(R) program is a distribution system to augment its "Point of Feed" and drum distribution programs. It is used by all of Registrant's marketing units to serve their respective markets and involves the delivery of a restricted line of the Registrant's products to customer locations in stackable, returnable, reusable 300 and 400 gallon containers. This "BetzDearborn Semi-Bulk Control" program offers greater convenience to those of the Registrant's customers whose volume demand or other considerations make unavailable "BetzDearborn Point of Feed Delivery Service," but who desire delivery in other than drums.

     In addition, Registrant operates a "Custom Distribution Service" (CDS(R)) that offers the "BetzDearborn Point of Feed Delivery Service" to some of Registrant's customers with smaller quantity requirements. All three of the above distribution systems eliminate the need for the handling, storage and cleaning of chemical drums.

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


Research and Development - Patents, Trademarks and Licenses

     For many years the Registrant has pursued a research and development program which has resulted in the improvement of existing products and the development of new products. Although Registrant does not segregate such research and development expenditures from total laboratory and engineering costs, it estimates that expenditures for research and development during 1996 amounted to approximately $35.7 million as compared with approximately $32.2 million during 1995 and $29.8 million during 1994. All of these activities were sponsored and paid for by the Registrant. Such activities were carried out in 1996 by approximately 650 professional and technical employees as compared with approximately 496 and 508 professional and technical employees in 1995 and 1994, respectively.

     As a result of its research efforts, Registrant has produced numerous chemicals, chemical formulations and equipment for which it has secured letters patent and others for which Registrant is presently seeking letters patent. Registrant also has registered various of its trademarks. As a result of the Acquisition, Registrant acquired additional patents, trademarks, and tradenames having an appraised value of $82.6 million. Patents are amortized on a straight line basis over 13 to 15 years, and unlimited-life trademarks and tradenames are amortized over 40 years. Registrant also has certain licensing agreements with third parties whereby Registrant has authorized others to make use of and/or sell Registrant's products or whereby Registrant has obtained such authorization with respect to the products of others. Such licensing agreements are not material.

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


Competition

     Although the Acquisition and other acquisitions in the industry reduced the number of competitors, Registrant's business remains highly competitive. Competition is furnished by many large and small companies which compete with Registrant to varying degrees throughout the world. The large competitors are also engaged in business areas which are not in competition with Registrant, and they do not publish sales and earnings figures which would make direct comparisons possible.

     However, on the basis of its experience in the industry and its estimates of sales of comparable chemical products, Registrant believes that it is one of the largest worldwide suppliers of such products. Registrant believes that it competes effectively with its major competitors both as to service and price. From time to time, Registrant has instituted price increases on its products to cover increased costs; however, Registrant does not believe that such increases have affected its ability to compete effectively. Registrant believes that its 1996 experience with respect to increased costs was similar to that of its competitors.


Environmental Legislation

     Registrant believes that it is in compliance in all material respects with all applicable Federal, state, local and foreign environmental laws and regulations. In those instances where the Registrant has taken affirmative action to insure compliance with applicable laws or regulations, such actions have had no material effect on the earnings or competitive position of Registrant.

     Federal, state and foreign pollution and waste control legislation governing the disposal of industrial and hazardous wastes confer broad powers on the administrative personnel charged with their enforcement. The interpretation and enforcement of such laws govern the amount and manner of disposal of many of the chemicals used by industry, including some chemical products presently sold by Registrant and its competitors. It is possible that some of such products will no longer be able to be used unless the industrial users install their own waste treatment plants or otherwise provide for disposition of their wastes. These laws also impose heavy fines against manufacturers of chemicals or carriers of chemicals, or both, if as a result of an accident, even if beyond the control of the manufacturer or carrier, those chemicals spill into a river, lake or other navigable water. Such manufacturers may also be ultimately responsible for the cost of cleaning up any such spill.

     While Registrant does not anticipate that it will incur substantial costs in complying with existing environmental legislation, Registrant is unable to predict the effect of existing or future Federal, state or local environmental legislation or regulation on the Registrant's U.S. or non-U.S. business. (See "Pending Legal Proceedings," page 10.)


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
Bakersfield, California                     Owned              55,000         Office, Plant and
                                                                              Warehouse

Long Beach, California                      Owned              13,000         Office

Jacksonville, Florida                       Owned             117,000         Office and Laboratory

Macon, Georgia                              Owned              71,000         Plant and Warehouse

Addison, Illinois                           Owned             118,800         Plant and Warehouse

Lake Zurich, Illinois                       Owned             141,000         Office, Plant, Warehouse
                                                                              and Laboratory

Reserve, Louisiana                          Owned              24,000         Plant and Warehouse

                                                             Square
                                           Owned             Footage
                                           or                of
       Location                            Leased            Facility         General Character
       --------                            ------            --------         -----------------

New Philadelphia, Ohio                      Owned             108,000         Plant and Warehouse

Langhorne, Pennsylvania                     Owned             212,000         Plant and Warehouse

Horsham, Pennsylvania                       Owned             126,000         Office and Limited
                                                                              Production

Horsham, Pennsylvania                       Owned             100,000         Office

Trevose, Pennsylvania                       Owned             198,000         Headquarters

                                            Owned              46,500         W. H. and L. D. Betz
                                                                              Research Center
                                            Owned              50,000         Training Center,
                                                                              Warehouse and
                                                                              Maintenance Bldg.

                                            Owned              81,000         J. D. Betz Engineering
                                                                              Laboratory and BetzDearborn
                                                                              Water Management
                                                                              Group Laboratory

Puerto Rico                                 Leased             12,000         Office and Warehouse

Beaumont, Texas                             Owned              82,000         Plant, Warehouse and
                                                                              Office

Fort Worth, Texas(1)                        Owned              34,500         Plant and Warehouse

Garland, Texas                              Owned              45,000         Plant and Warehouse

Orange, Texas                               Owned              53,000         Plant and Warehouse

South Houston, Texas                        Owned              25,000         Plant and Warehouse

South Houston, Texas                        Owned              10,000         Sales Office

The Woodlands, Texas                        Owned             120,000         Laboratory and Office

Washougal, Washington                       Owned              46,000         Plant and Warehouse

Cheyenne, Wyoming(1)                        Owned              35,800         Plant and Warehouse



                                             Non-U.S. Facilities
                                             -------------------

Ingleburn, New South Wales,                 Owned              31,900         Office, Plant, Warehouse
Australia                                                                     and Laboratory

Haasrode, Belgium                           Owned              38,500         Office and Laboratory

Herentals, Belgium                          Owned              43,800         Office, Plant and
                                                                              Laboratory

Herentals, Belgium                          Owned              11,500         Office

                                                             Square
                                           Owned             Footage
                                           or                of
       Location                            Leased            Facility         General Character
       --------                            ------            --------         -----------------
Hoboken, Antwerp, Belgium(1)                Owned              46,000         Office and Laboratory

Cotia, Brazil                               Owned              27,000         Office and Laboratory

Sorocaba, Brazil                            Owned              87,200         Plant and Warehouse

Edmonton, Alberta, Canada                   Owned              61,000         Plant, Warehouse and
                                                                              Laboratory

Fort Saskatchewan                           Owned              28,000         Plant and Warehouse
Saskatchewan, Canada(1)

Mississauga, Ontario, Canada                Owned              77,500         Plant, Warehouse and
                                                                              Laboratory

Pointe Claire, Quebec, Canada               Owned              90,000         Office and Plant

Kanata, Ontario, Canada(1)                  Owned              43,000         Office and Laboratory

Pudahuel, Santiago, Chile                   Owned              25,800         Plant and Warehouse

Winsford, England(1)                        Owned              49,000         Office, Plant and
                                                                              Laboratory

Crissey, France                             Owned              48,000         Office and Plant

Marne la Vallee, France                     Owned              26,000         Office and Laboratory

Heidelberg, Germany(1)                      Owned              69,000         Plant and Warehouse

Willich, Germany                            Owned              15,000         Office and Laboratory

Ferentino, Italy                            Owned              35,700         Office, Plant and
                                                                              Laboratory

Qualiano, Italy                             Owned              25,300         Office, Plant and
                                                                              Laboratory

Rome, Italy                                 Owned              18,200         Office

Iri, Korea                                  Owned              22,700         Office, Plant
                                                                              and Laboratory

Singapore(2)                                Owned/             26,300         Office, Plant,
                                            Lease                             Warehouse and
                                                                              Laboratory

Wynberg, South Africa                       Leased              9,700         Plant and Warehouse

Castellbisbal, Spain                        Owned              12,600         Office, Plant
                                                                              and Warehouse

Helsingborg, Sweden                         Owned             261,000         Plant and Warehouse

Kilafors, Sweden                            Owned               8,600         Plant and Warehouse


                                                             Square
                                           Owned             Footage
                                           or                of
       Location                            Leased            Facility         General Character
       --------                            ------            --------         -----------------
Taipei, Taiwan                              Owned              33,200         Office, Plant,
                                                                              Warehouse and
                                                                              Laboratory

Widnes, United Kingdom                      Owned             105,000         Plant and Warehouse

Valencia, Venezuela                         Owned               8,600         Plant and Warehouse

     The Registrant believes that the present production capacity of its plants is adequate to meet its present and reasonably anticipated worldwide needs.

     In addition to owned facilities, the Registrant leases numerous office facilities throughout the world from which its local sales efforts are conducted.

(1) Location closed in 1996 and scheduled for sale in 1997. See Note 11--Integration/Restructuring in Notes to Consolidated Financial Statements.

(2) In accordance with local law and custom, Registrant owns the Singapore facility but presently holds the land upon which the facility is situated under a 30-year lease which expires in August, 2009. At such time as the lease lapses without being renewed, the office, plant and warehouse would become the property of the Singapore government. Registrant would receive no compensation therefor.


                       Item 3 - PENDING LEGAL PROCEEDINGS


     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Registrant to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

     The Registrant is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act ("SARA") with respect to ten (10) sites at which alleged releases or threatened releases of hazardous substances into the environment may have occurred. In response, the Registrant has been voluntarily participating with other PRPs at each of these sites to familiarize itself with site conditions, determine the nature and extent of contamination, analyze alternatives for remediation and develop a plan for clean-up. In each instance, the Registrant has participated in discussions with representatives of the EPA and other PRPs to determine its potential liability for financing necessary response actions. Although it is impossible to determine the exact cost of response activities, present information and the likelihood of contributions from other PRPs at each site indicates that the Registrant's ultimate share of remediation costs at seven (7) of the ten (10) sites will be less than $100,000 of the total anticipated response cost.

     At the Operating Industries, Inc. site, Monterey Park, California (the "Site"), the Registrant is a signatory to two Partial Consent Decrees among the United States of America, the State of California, the California Hazardous Substance Account and approximately four hundred (400) other parties entered in the United States District Court for the Central District of California in 1989 and 1992, respectively. Pursuant to such Partial Consent Decrees, the parties are performing remedial activities at the Site in response to alleged releases and threatened releases of hazardous substances into the environment. The Registrant, without admitting liability, agreed to an allocation of costs of approximately $279,000 to be paid over a period of seven (7) years pursuant to the 1989 Partial Consent Decree. Pursuant to the 1992 Partial Consent Decree, the Registrant agreed to pay a portion of state and federal past costs and perform necessary remedial work, and pay for oversight of such work. It is estimated that Registrant's future allocation will be approximately $180,000 payable over the next five to seven years. Such amount, if ultimately assessed and paid, would not be material to the business of the Registrant.

     The Registrant is a third party defendant in two actions commenced in the Federal District Court for the District of New Jersey in 1989 involving the Helen Kramer Landfill site in Mantua Township, New Jersey. It is alleged that the Registrant's wastes were shipped to the site from 1968 to 1971 and that two loads of municipal solid waste were sent to the site in 1981. The EPA and New Jersey Department of Environmental Protection claims for past and future costs total approximately $160 million. The Registrant is participating with other defendants to develop an allocation plan to share site costs and is participating in a court annexed mediation process. If remedial costs exceed $160 million, the Registrant's allocation may exceed $900,000; however, such allocation is speculative and would not materially affect the Registrant's financial condition or results of operations. Presently, no final allocation of costs has been determined among the PRPs, and the Registrant's ultimate final allocation is still speculative.

     The Registrant is a counterclaim defendant in a lawsuit commenced in the Federal District Court of the Southern District of West Virginia in April, 1994, by EPA seeking recovery of response costs incurred at the Artel Chemical Corporation Site in Kanawha and Putnam Counties, West Virginia. There is a total of 57 companies in the litigation. It is alleged that the Registrant used this site for the blending of certain anti-freeze chemicals used in the coal mining business. In April, 1996, Registrant executed a Consent Decree in which it will resolve its alleged liability by paying a percentage of costs associated with remediating the site. Pursuant to present estimates, the Registrant's share will be approximately $440,000 payable over a period of two (2) to five (5) years. Such allocation will not materially affect the Registrant's financial condition or results of operations.

     The Registrant is a secondary defendant in the case of Katherine Adams, et al. v. Pacific Gas and Electric, ("PG&E") et al. commenced October, 1994 in the Superior Court of California, County of Los Angeles. Plaintiffs seek money damages for alleged exposures to chromate-based products sold by Registrant to PG&E for use in a cooling tower between 1952 and 1966. PG&E apparently released the water from the cooling tower to an unlined pond which in turn caused contamination of the groundwater. Registrant has been advised that PG&E has entered into a settlement agreement with the Plaintiffs. Registrant denies any legal liability to plaintiffs for the acts of PG&E. Registrant also believes that it would be entitled to offset its liability, if any, against the PG&E settlement amount, and that adequate insurance coverage exists which would make recovery of damages, if any, by the plaintiffs unlikely to materially affect the Registrant's financial condition or results of operations.

     The Registrant is a defendant in the case of Danny Aguayo, et al. v. Betz Laboratories, Inc., et al. commenced September, 1995 in the Superior Court of California, County of Los Angeles. Plaintiffs herein also seek money damages for alleged exposure to chromate-based products sold by Registrant to PG&E for use in cooling towers between 1952 and 1972. Plaintiffs allege exposure arising out of the release of such products into groundwater and cooling tower drift as a result of the customary use of chromate-based products by PG&E. Registrant denies any legal liability to plaintiffs. Registrant also believes that adequate insurance coverage exists which would make recovery of damages, if any, by plaintiffs unlikely to materially affect Registrant's financial condition or results of operations.


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

                                     PART II

          Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                             SECURITY HOLDER MATTERS


     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 5, Registrant hereby incorporates by reference the information contained in Note 12 to the Consolidated Financial Statements, "Quarterly Financial Information (Unaudited)," under the captions "Cash Dividends Declared Per Common Share" and "Common Share Market Prices" on page 41 of Registrant's 1996 Annual Report to its Shareholders.


                        Item 6 - SELECTED FINANCIAL DATA

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 6, Registrant hereby incorporates by reference the following information contained under the heading "Consolidated Summary of Operations" on pages 42 and 43 of Registrant's 1996 Annual Report to its Shareholders: For Fiscal Years 1992 through 1996, both inclusive, the information under the headings "Net Sales," "Net Earnings," "Earnings per Common Share," "Cash Dividends Declared per Common Share," "Total assets," and "Long-term debt."


      Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 7, Registrant hereby incorporates by reference the information contained under the heading "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" on pages 23 through 26 of Registrant's 1996 Annual Report to its Shareholders.


              Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instruction G(2) to Form 10-K, in response to Item 8, Registrant hereby incorporates by reference the consolidated financial statements included on pages 27 through 41, both inclusive, of Registrant's 1996 Annual Report to its Shareholders.


          Item 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

            Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 10, Registrant hereby incorporates by reference the information contained under the heading "Proposal No. 1: Election of Directors" on pages 4 through 6, inclusive, and "Executive Officers" on page 8 of Registrant's definitive proxy statement to be used in connection with Registrant's 1997 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 10, 1997.

                Item 11 - EXECUTIVE COMPENSATION AND TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 11, Registrant hereby incorporates by reference the information contained under the headings "Remuneration of Directors" on page 10, "Compensation Committee Report on Executive Compensation" on pages 11 through 14, both inclusive, "Executive Compensation" on pages 15 through 17, both inclusive, "Pension Plan Table" on page 20, and "Employment Agreements" on pages 20 and 21 of Registrant's definitive proxy statement to be used in connection with Registrant's 1997 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 10, 1997.


    Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 12, Registrant hereby incorporates by reference the information contained under the heading "Ownership of Company Shares" on pages 9 and 10 of Registrant's definitive proxy statement to be used in connection with Registrant's 1997 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on or about March 10, 1997.


            Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV


   Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

a. 1. and 2. The following consolidated financial statements of BetzDearborn Inc. and subsidiaries, included in the Annual Report of Registrant to its Shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

                                                                        Annual
                                                                        Report
                                                                        Page(s)
                                                                        -------
     Consolidated Statements of Operations--Years ended
     December 31, 1996, 1995 and 1994                                     27

     Consolidated Balance Sheets--December 31, 1996 and 1995             28-29

     Consolidated Statements of Cash Flows--Years
     ended December 31, 1996, 1995 and 1994                               30

     Consolidated Statements of Common Shareholders'
     Equity--Years ended December 31, 1996, 1995 and 1994                 31

     Notes to Consolidated Financial Statements                          32-41

The following consolidated financial statement schedule of BetzDearborn Inc. and subsidiaries is included in Item 14(a):

                                                                  Form 10-K
                                                                    Pages
                                                                    -----

         Schedule II--Valuation and Qualifying Accounts           16 (F-1)


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. Listing of Exhibits.

     Form 10-K

   Exhibit No.                     Description                                     Page
   -----------                     -----------                                     ----

    3           Articles of Incorporation and Bylaws
                                                                                     *
                *    The items designated Exhibit 3 to Registrant's Annual
                     Report on Form 10-K for fiscal year 1988,
                     (Restated Articles of Incorporation and Bylaws of
                     BetzDearborn Inc.) as heretofore filed with the Securities and Exchange Commission are hereby incorporated by
                     reference as Exhibit 3 hereto.

    4           Instruments defining the rights of Security Holders                  *
                *    See Exhibit 3 hereto.

    10          Material Contracts                                                   *
                *    The items designated Exhibit 10 to Registrant's Annual
                     Report on Form 10-K for fiscal year 1992 ("Guidelines For
                     BetzDearborn Inc. Corporate Discretionary Senior
                     Executive Officer Bonus Plan; Corporate Discretionary
                     Executive Officer Bonus Plan; Corporate Discretionary
                     Officer Bonus Plan; and Corporate Discretionary Key
                     Employee Bonus Plan"); the item designated as Exhibit A
                     to Registrant's definitive Proxy Statement dated March
                     8, 1995 ("Stock Incentive Plan"); and the item
                     designated Exhibit A to Registrant's definitive Proxy
                     Statement dated March 10, 1997 ("Stock Option Plan of
                     1987"); the item designated as Exhibit 2.1 to
                     Registrant's Current Report on Form 8-K/A filed on
                     March 29, 1996 (Grace Dearborn Worldwide Purchase and
                     Sale Agreement, dated as of March 11, 1996 by and
                     between W. R. Grace and Co.-Conn. and the Registrant);
                     the item designated as Exhibit 10.1 to Registrant's
                     Current Report on Form 8-K filed on July 12, 1996
                     (Credit Agreement, dated as of June 20, 1996, by and
                     among the Registrant, Betz Canada Inc., the banks
                     parties thereto, and Morgan Guaranty Trust Company of
                     New York, as Agent); all as heretofore filed with the
                     Securities and Exchange Commission are hereby
                     incorporated by reference as Exhibit 10 hereto.

   Exhibit No.                     Description                                     Page
   -----------                     -----------                                     ----

   11          Statement regarding computation of per share earnings                17

   13          Registrant's 1996 Annual Report to Shareholders                      18
               [only those portions specifically incorporated in this
               Annual Report on Form 10-K are to be deemed as filed with the
               Commission].

   21          Subsidiaries of Registrant                                           68

   23          Consent of Independent Auditors                                      70

   27          Financial Data Schedule                                              71


b. Reports on Form 8-K

     None

                                                           BETZDEARBORN INC. AND SUBSIDIARIES
                                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                          FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                                                        (In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
        COL. A                        COL. B.                            COL. C                 COL. D           COL. E.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                      ---------------------------------------
      DESCRIPTION              BALANCE AT BEGINNING         (1)                  (2)
                                     OF PERIOD        CHARGED TO COSTS     CHARGED TO OTHER      DEDUCTIONS --  BALANCE AT END
                                                        AND EXPENSES     ACCOUNTS -- DESCRIBE      DESCRIBE       OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful
   Accounts Receivable
   deducted from Trade
   Accounts Receivable:

      Year Ended
        December 31, 1996                $2,886              $1,319              $4,366 (B)          $999   (A)       $7,572
                                     ===========         ===========           =========        ==========        ===========

      Year Ended
        December 31, 1995                $2,693                $434                $122 (B)          $363   (A)       $2,886
                                     ===========         ===========           =========        ==========        ===========

      Year Ended
        December 31, 1994                $2,698                $322            $      -              $327   (A)       $2,693
                                     ===========         ===========           =========        ==========        ===========


(A)  Principally accounts written off.
(B)  Acquisition of Dearborn in 1996 and the Misan Group in 1995.

FINANCIAL REPORT
--------------------------------------------------------------------------------

TO OUR SHAREHOLDERS:

         The management of BetzDearborn Inc. is responsible for the preparation and presentation of the financial statements and other financial information contained in this Annual Report. The financial statements include amounts that are based on management's best estimates and judgments. These statements have been prepared in conformity with generally accepted accounting principles and have been audited by Ernst & Young LLP, independent auditors.

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




George L. James III
Vice President - Finance
Chief Financial Officer
February 11, 1997

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
BetzDearborn Inc.


         We have audited the accompanying consolidated balance sheets of BetzDearborn Inc. (formerly Betz Laboratories, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BetzDearborn Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                   ERNST & YOUNG LLP


Philadelphia, Pennsylvania
February 11, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
BetzDearborn Inc.
--------------------------------------------------------------------------------

ACQUISITION OF DEARBORN

         On June 28, 1996, pursuant to the Grace Dearborn Worldwide Purchase and Sale Agreement (the "Agreement"), the Company acquired (the "Acquisition") the Dearborn business unit ("Dearborn") of W.R. Grace & Co. - Conn. ("Grace") for $632 million, subject to certain adjustments. Dearborn is a global supplier of industrial water and process treatment specialty chemicals with 1995 annual net revenues of $399.1 million, approximately 75% of which were recorded by operations outside the United States. The Acquisition was financed by a $750 million Revolving Credit Agreement among the Company and a syndicate of banks. Immediately following the Acquisition, the Company changed its name from Betz Laboratories, Inc. to BetzDearborn Inc.

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

These global business units are responsible for research and development, technology commercialization, sales and marketing. They are supported by regional centers in Asia-Pacific, Europe, Latin America and North America. The Paper, Hydrocarbon and Metals Process Groups are collectively referred to as the global business units providing process treatment programs.

         The Acquisition is accounted for using the purchase method of accounting and is included in the consolidated statement of operations since the date of acquisition. The Company adopted a November 30 fiscal year end for non-U.S. Dearborn units, except Canada, to align the fiscal year end with the remainder of the Company's operations. Consequently, Dearborn units, except the U.S. and Canada, reported five months of results of operations in 1996. The Company intends to completely integrate the two companies, which will make it impractical in the future to report the results of Dearborn separately from the remainder of the Company's results of operations.

         In accordance with the purchase method, the adjusted purchase price was allocated to the estimated fair value of net assets acquired, with the excess recorded as goodwill. Of the purchase price, $82.6 million was allocated to identifiable intangibles representing the independently appraised value of the trademarks, trade names and patents of Dearborn. Estimated goodwill of $420.4 million was recorded, which is amortized on a straight-line basis over 40 years. Annualized intangible amortization expense approximates $14.4 million and $6.7 million is included in the 1996 results of operations.

         Although the purchase price allocation is substantially complete, the estimated goodwill recorded as of the acquisition date is subject to further adjustment as a result of a number of factors such as: a final working capital adjustment; further potential closures of Dearborn facilities; final determination of the adequacy of reserves sufficient to meet all liabilities assumed under the Agreement; further adjustments to estimated tax effects; and potential adjustments to the fair value of assets acquired. The Company expects to finalize the purchase accounting and resulting goodwill determination no later than the second quarter of 1997.

         The Company expects to incur annual interest expense of $45 million to $50 million as a result of the Acquisition financing. In 1996, $24.1 million of Acquisition-related interest expense was included in the results of operations.

         As a result of the Acquisition, the Company's exposure to foreign currency translation risk has increased. Note 4 to the consolidated financial statements sets forth the Company's geographic information and note 1 discloses the impact of translation on the consolidated financial statements. With the increase in significance of foreign operations, reported U.S. dollar sales and income will be subjected to more unpredictable fluctuation from exchange rate movements.

RESULTS OF OPERATIONS -- 1996 vs. 1995

         Net Sales increased 38% from $752.5 million in 1995 to a record $1,037.0 million in 1996. Sales in the U.S. increased 16% accompanied by a 96% increase in non-U.S. sales over the prior year. All four global business units posted solid performance and reported record sales, exclusive of the sales resulting from the Acquisition. This performance reaffirms our belief in the strategic decision in 1993 to globalize our business units. Net earnings and fully diluted earnings per share, excluding the provisions for integration/restructuring, for 1996 were $84.4 million and $2.65, respectively, compared to $77.9 million and $2.47 in 1995. Including integration/restructuring costs, net earnings and fully diluted earnings per share were $64.3 million and $2.00, respectively, compared to $68.3 million and $2.16 in 1995.

         The 38% increase in sales over the 1995 level was mainly due to an estimated 29% growth as a result of acquisitions. It also included an estimated 7% increase in volume-mix, a 1% rise in selling prices and a 1% increase due to the inclusion of certain freight revenues in 1996. Beginning in 1996, the Company revised its practice of accounting for freight to standardize its practice worldwide. The result increases both net sales and cost of products sold, with no effect on operating earnings. The year-over-year increase, excluding the Acquisition, for the total U.S. operations was approximately 6%, and for total non-U.S. operations was approximately 29% in U.S. dollars and 32% in local currencies.

         Net sales recorded by the Water Management Group global business unit, exclusive of the approximate impact of the Misan and Dearborn acquisitions, increased 7% over the prior year. In the U.S., this group turned in its best year ever, increasing sales over 1995 in the middle single-digit percentage range, with increased sales in all key customer industries. Outside the U.S., the Water Management Group recorded a middle teens percentage improvement over last year's sales with the Asia-Pacific and Latin American regions recording the largest increases.

         The combined process chemical global business units, exclusive of acquisitions, increased net sales by approximately 13%, with the U.S. reporting a percentage increase in the upper single-digit range and non-U.S. units rising over 20%. All global process chemical units reported increased sales. The Paper Process Group increased its sales of Novus Polymers(TM) by 43% and has experienced a successful new product introduction of its low toxicity Slime-Trol RX-10R(R) biocide. The Hydrocarbon Process Group posted record sales for the year, primarily due to new technology developments and rapid capacity expansion in the petroleum refining industry outside North America, while U.S. capacity reductions stabilized during the year. The Metals Process Group, the smallest of the process chemical groups, achieved record sales and its third consecutive year of double-digit percentage growth.

         The Company's gross profit margin decreased from 63.6% of net sales in 1995 to 60.5% in 1996. This deterioration in the gross profit margin was primarily due to changes in product mix (mostly those related to recent acquisitions), standardization of the method of accounting for freight revenue and increases in raw material and delivery costs, without comparable increases in selling prices. Sales included in the 1996 Statement of Operations that are attributable to the Misan and Dearborn acquisitions presently generate gross profit margins at a rate lower than the Company's historical margin.

         Selling, research and administrative expenses, as a percent of net sales, decreased from 46.9% in 1995 to the current year's level of 45.5%. During the second quarter of 1996, in preparation for the integration of Dearborn, the Company revised the vesting policy for certain employee benefits to align Betz and Dearborn policies, resulting in a reduction of operating expenses. Without this, 1996 selling, research and administrative expenses would have been 46.0% of net sales. The remainder of the decline was primarily due to savings achieved from the Company's 1995 and 1996 restructuring actions, as well as ongoing cost controls.

         To continue to achieve reductions in operating costs and to integrate the operations of the former Betz Laboratories, Inc. ("Betz") and Dearborn, the Company has incurred or expects to incur incremental and non-recurring expenses that are reported as Integration/Restructuring operating expenses. Integration expenses are incremental and non-recurring costs necessary to integrate the two businesses. Integration expenses in 1996 amounted to $20.4 million and are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, integration incentive bonuses, training, travel and Betz employee relocation expenses. These costs are reported as incurred and are expected to continue into 1997, but are expected to be less than the 1996 expenses.

          A $13.1 million pretax provision for restructuring is also included in this caption for expected exit costs associated with the decisions to close Betz facilities and the severance of Betz employees. The Company has also recorded a $26.0 million pretax restructuring provision for the closure of Dearborn facilities and severance costs for Dearborn employees located throughout the world. The Dearborn restructuring provision increases the purchase price of the Acquisition and, as such, is not included in 1996 results of operations.

         These restructuring actions, which are principally cash obligations, are expected to be complete during 1997 and include personnel reductions, office consolidations and asset dispositions, including the shutdown of blending plants in Winsford, United Kingdom; Fort Worth, Texas; Fort Saskatchewan, Canada; and Heidelberg, Germany, and the shutdown of administrative and research facilities in Lake Zurich, Illinois; Kanata, Canada; and Hoboken, Belgium, along with approximately 15 satellite laboratories and 58 sales offices located throughout the world. The combined provision includes $26.4 million for employee termination benefits covering approximately 540 technical, production, administrative and support employees worldwide. The remainder of the provision is primarily related to facility closures and relocation of Dearborn employees. The actions, when combined with other purchasing and production synergies, are expected to yield in excess of $50 million in annual savings, which are expected to be fully realized by 1998. No significant components of these provisions would have been recognized in the absence of these actions.

         The $15.6 million provision for restructuring recorded in 1995 was for a series of actions to reduce operating costs. The provision included $7.8 million for the writedown associated with the closure of two blending plants and other asset dispositions. The $7.8 million remaining provision was primarily for employee termination benefits covering approximately 150 technical, production, administrative and support employees located primarily in the U.S. As a result of the completion of these restructuring actions, $3.5 million of the 1995 provision was reversed in 1996. The lower than anticipated costs resulted from fewer terminations and higher attrition than planned, along with lower than planned losses on the closure of the Compton, California plant. The completion of the 1995 plan resulted in revised estimated annualized savings of approximately $8 million, which will be fully realized in 1997.

         Investment and other income declined $3.0 million from 1995 primarily due to foreign exchange losses, principally in Venezuela. In addition, the Acquisition financing caused the significant increase in interest expense during 1996.

         The effective income tax rate decreased from 38.8% in 1995 to 35.5% in 1996, reflecting the benefits from tax planning initiatives.

RESULTS OF OPERATIONS -- 1995 vs. 1994

         The Company's 1995 results of operations affirmed our belief in the strategic decision to globalize to capture a larger share of non-U.S. markets. Non-U.S. sales increased 22% from $170.4 million in 1994 to 1995's level of $207.4 million. Sales in the U.S. increased 1% from $537.9 million in 1994 to $545.0 million in 1995. Export sales from the U.S. are included with non-U.S. sales in the preceding and succeeding discussion and analysis.

         In 1995, net sales increased 6% from 1994 (approximately comprised of a 4% volume-mix gain and a 1% increase from both selling prices and from the effects of foreign currency fluctuations). Net earnings decreased 7% from the 1994 level. During 1995, the Company recorded a pretax restructuring charge in the amount of $15.6 million. Without this restructuring charge, 1995 net earnings would have increased 6% over the 1994 level.

         Sales in Europe, Canada, Asia-Pacific and Latin America were 16% higher in local currencies. The 1995 U.S./non-U.S. sales relationship was 72%/28%, respectively, compared to 76%/24% in 1994.

         Sales reported by the Company's European subsidiaries were 18% higher in U.S. dollars and 9% higher in local currencies. Sales of paper process treatment programs in Europe were up strongly over 1994, while water treatment programs and refinery process treatment programs recorded solid gains.

         To continue its expansion in the European markets, the Company, on November 7, 1995, acquired the Misan Group (Misan), an industrial water, paper process and fuel oil treatment company with headquarters in Naples, Italy and subsidiaries in Spain and Portugal. The Misan acquisition did not have a material impact on the Company's 1995 results of operations, since it was acquired on November 7, 1995, and the fiscal year ended on November 30, 1995.

         The Canadian operation reported a local currency 1995 sales increase of 11%. The operation posted strong increases in all of the Company's core product lines.

         The Company's Asia-Pacific and Latin American subsidiaries also experienced impressive sales growth for all product lines and were 42% higher than 1994 in U.S. dollars and 38% higher in local currencies. Sales in the Asia-Pacific area benefited from the acquisition of Taiwan Peitz Company, Ltd. on May 1, 1995. The sales increase, exclusive of this acquisition, would have been approximately 20% in local currencies.

         Taiwan Peitz Company, Ltd. was a water, paper process and refinery process treatment business which had been a licensee of the Company's products since 1974. The Taiwan Peitz acquisition provides the Company with additional opportunities for growth in the Asia-Pacific region, particularly in the paper and refinery process treatment businesses. The impact on the Company's 1995 results of operations was not material.

         U.S. net sales for 1995, excluding the 1994 divestiture of Betz Energy Chemicals, Inc., increased 2% from $533.8 million to $545.0 million.

         Sales of water and wastewater treatment programs by the Water Management Group, the largest marketing unit, were flat when compared to 1994, primarily due to the ongoing weakness in the hydrocarbon processing industry.

         Sales of specialty process chemical treatment programs in the U.S. rose 5% from the 1994 level of $182.8 million to $192.4 million in 1995. The Paper Process Group reported a similar increase. Combined sales of specialty refinery process treatment programs by Hydrocarbon Process Group and specialty process chemicals to the metals industry by the Metals Process Group increased 6% over 1994.

         The Company's gross profit margin decreased from 64.3% of net sales in 1994 to 63.6% in 1995, primarily due to higher raw material costs and a less favorable product mix, without comparable increases in selling prices.

         Selling, research and administrative expenses increased from $338.3 million in 1994 to $353.2 million in 1995, but decreased as a percent of net sales to 46.9% from 1994's 47.8%. Reductions in administrative expenses were the principal cause of this decline, which mainly resulted from restructuring actions associated with the 1993 restructuring plan and continued cost controls. Selling and research expenses, as a percent of sales, remained constant.

         The effective income tax rate decreased from 39.5% in 1994 to 38.8% in 1995, reflecting the tax benefits from tax planning initiatives.

LIQUIDITY AND SOURCES OF CAPITAL

         Prior to the consummation of the Acquisition on June 28, 1996, the Company entered into a Revolving Credit Agreement (the "Revolver") with a syndicate of banks. The Revolver provides for a five-year unsecured revolving credit facility in the amount of $750 million that reduces to $550 million after two years. The commitments made under the Revolver expire in July 2001. The Revolver requires the Company, among other things, to maintain certain financial ratios and meet certain net worth and indebtedness tests.

         The Acquisition and the Revolver have a significant impact on the Company's liquidity and sources of capital. The Company has taken or plans to take actions necessary to manage its liquidity and capital resources in order to comply with the provisions of the Revolver, to optimize its capital structure and to service the dividend and debt requirements associated with its Employee Stock Ownership Plan, while meeting operating cash requirements. The Company anticipates that present cash and cash equivalents, cash provided from 1997 operating activities and the $99 million of borrowings available under the Revolver will be sufficient to fund its 1997 operating, capital expenditure, dividend and debt cash requirements.

         The Acquisition and related financing also increased the Company's exposure to interest rate fluctuations and to foreign currency movements. The Company plans to execute or has executed a number of instruments to reduce this risk, including foreign exchange forward contracts and interest rate swaps.

         Since the Revolver bears interest at short-term variable rates, during the second quarter of 1996, the Company executed a series of interest rate swaps of variable to fixed rates, with staggered maturities, at a maximum notional amount of $400 million for any future period. Also during 1996, the Company hedged a portion of its exposure to foreign currency fluctuations through the use of foreign currency forward contracts. These forward contracts were primarily accounted for on a mark-to-market basis. Gains or losses, which in the aggregate are not material, are included with investment and other income on the Consolidated Statements of Operations.

         The Company's accounts receivable and inventory balances, exclusive of acquisitions, have increased in each year for the past three years to support the increases in sales, especially in the non-U.S. business.

         The restructuring liabilities are financed with available operating cash flows and external financing resources. The Company expended $11.4 million in 1996 to meet restructuring obligations.

         Net cash used in investing activities, excluding the purchase of Dearborn, decreased by $30.3 million in 1996 as compared to 1995. The Company used approximately $32.5 million for the acquisition of Misan and Taiwan Peitz during 1995. This amount is included with the purchases of businesses and long-term investments on the Consolidated Statements of Cash Flows. To partially fund these acquisitions in 1995, the Company borrowed $17 million in short-term notes payable which were repaid in 1996.

         Capital expenditures for the year 1996 were $64.9 million, which approximately equals 1995 expenditures. Major projects in 1996 included expenditures for the installation of SAP financial systems and the expansion of the Company's production facility in Beaumont, Texas to increase the manufacturing capacity for the Novus(R) polymer line. The Company anticipates that capital expenditures for 1997 will be $100 million to $110 million.

         During 1996, the Company suspended its program of common share purchases. Shares previously repurchased under this program will be used in connection with stock plans and for other corporate purposes. In 1996, the Company reissued 481,701 treasury shares under its stock plans providing approximately $14.8 million in cash proceeds.

         The Company is a "Potentially Responsible Party" to ten waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendments and Reauthorization Act of 1986. Adequate provision has been made in the financial statements for the Company's portion of the anticipated remediation costs of these sites. While it is not possible to precisely predict future costs in these matters, the Company does not believe that any further assessments for these sites would have a materially adverse impact upon its financial position.

IMPACT OF INFLATION AND CHANGING PRICES

         The Company attempts to counter the impact of rising costs through timely adjustments of product pricing whenever possible. The Company believes that its use of the LIFO cost method and higher depreciation charges associated with its newer, more costly and improved facilities mitigates the impact of inflation on its reported earnings.

FORWARD-LOOKING INFORMATION

         Pursuant to the "Safe Harbor" provisions under the Private Securities Litigation Act of 1995, certain forward-looking statements made in this annual report concerning such matters as sales, income, profitability, cost savings and restructuring and integration progress are subject to a number of risks that could cause actual results to differ materially from those anticipated. For example, timeliness could be longer than expected, there may be unforeseen execution difficulties, or market, economic, or competitive conditions could alter expected results.

CONSOLIDATED STATEMENTS OF OPERATIONS
BetzDearborn Inc.
-------------------------------------------------------------------------------


                                                                                         Year Ended December 31
                                                                         ----------------------------------------------------------
(In millions, except per share amounts)                                     1996                   1995                   1994
-----------------------------------------------------------------------------------------------------------------------------------

NET SALES ..................................................             $ 1,037.0                $ 752.5                $ 708.3

Operating Costs and Expenses:
   Cost of products sold ...................................                 409.3                  273.7                  252.5
   Selling, research and administration ....................                 472.0                  353.2                  338.3
   Integration/restructuring ...............................                  30.0                   15.6                     --
                                                                         ----------               --------               --------
                                                                             911.3                  642.5                  590.8
                                                                         ----------               --------               --------
OPERATING EARNINGS .........................................                 125.7                  110.0                  117.5

Other Income (Expense):
   Investment and other income .............................                  (0.3)                   2.7                    3.6
   Interest ................................................                 (25.7)                  (1.1)                  (0.2)
                                                                         ----------               --------               --------
                                                                             (26.0)                   1.6                    3.4
                                                                         ----------               --------               --------

EARNINGS BEFORE INCOME TAXES ...............................                  99.7                  111.6                  120.9

Income Taxes ...............................................                  35.4                   43.3                   47.7
                                                                         ----------               --------               --------

NET EARNINGS ...............................................             $    64.3                $  68.3                $  73.2
                                                                         ==========               ========               ========


Net Earnings per Common Share:
   Primary .................................................             $     2.10               $   2.27               $   2.43
                                                                         ==========               ========               ========

   Fully diluted ...........................................             $     2.00               $   2.16               $   2.30
                                                                         ==========               ========               ========

Average Number of Common Shares:
(in thousands)
   Primary .................................................                 28,105                 27,889                 28,108
                                                                         ==========               ========               ========

   Fully diluted ...........................................                 30,927                 30,651                 30,885
                                                                         ==========               ========               ========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BetzDearborn Inc.
-------------------------------------------------------------------------------

                                                                                            December 31
                                                                                  ---------------------------------
(In millions, except share amounts)                                                    1996               1995
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                      $     38.2             $   13.9
     Trade accounts receivable, less allowances:
            1996 - $7.6; 1995 - $2.9                                                     243.2                146.4

     Inventories:
            Finished products and goods purchased for resale                              54.5                 25.7
            Raw materials                                                                 42.2                 25.6
                                                                                    ----------             --------
                                                                                          96.7                 51.3

     Income taxes                                                                         31.1                 13.0
     Prepaid expenses and other                                                           29.5                 27.6
                                                                                    ----------             --------
TOTAL CURRENT ASSETS                                                                     438.7                252.2


PROPERTY, PLANT AND EQUIPMENT --- at cost
     Land                                                                                 38.9                 27.8
     Buildings                                                                           221.9                190.3
     Machinery and equipment                                                             531.0                439.8
     Construction in progress
             (estimated cost to complete - $29.5)                                         11.9                 12.5
                                                                                    ----------             --------
                                                                                         803.7                670.4

     Less allowance for depreciation                                                    (374.7)              (336.6)
                                                                                    ----------             --------
                                                                                         429.0                333.8

OTHER ASSETS
     Investments and other                                                                16.6                 13.0
     Goodwill - net of accumulated amortization:
             1996 - $7.1; 1995 - $1.3                                                    449.9                 29.3
     Other intangibles - net of accumulated amortization:
             1996 - $4.3; 1995 - $2.2                                                     84.1                  2.2
                                                                                    ----------             --------
                                                                                         550.6                 44.5
                                                                                    ----------             --------
                                                                                    $  1,418.3             $  630.5
                                                                                    ==========             ========

                                                            December 31
                                                      ---------------------
                                                       1996           1995
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                            $   68.9       $ 39.2
    Payroll and related taxes                             47.8         26.7
    Notes payable                                          0.8         18.5
    Accrued restructuring costs                           30.9          7.5
    Other accrued liabilities                             67.5         28.6
    Income taxes                                            --         13.2
    Dividends payable                                     10.6         10.2
    Current portion of long-term debt                      1.0          1.0
                                                      --------      -------
TOTAL CURRENT LIABILITIES                                227.5        144.9

LONG-TERM DEBT -- less portion classified as current     744.5         95.5


LONG-TERM LIABILITIES
    Income taxes                                          12.4         20.5
    Employee benefit plans                                44.3         19.4
    Other                                                  4.1          7.2
                                                      --------      -------
                                                          60.8         47.1
SHAREHOLDERS' EQUITY
    Preferred shares, $.10 par value: authorized
      1,000,000 shares;
      issued 1996 -- 481,780 shares; 1995 --
        487,903 shares                                    96.4         97.6
    Guarantee of related ESOP debt                       (90.0)       (91.4)
    Common shares, $.10 par value: authorized --
      90,000,000 shares;
      issued 1996 -- 33,637,359 shares; 1995 --
      33,643,981 shares                                    3.4          3.4
    Capital in excess of par value of shares              93.8         82.6
    Retained earnings                                    463.9        446.1
    Cost of common shares in treasury: 1996 --
      5,509,124 shares; 1995 -- 5,990,825 shares        (188.0)      (198.2)
    Unearned compensation                                 (4.2)        (3.3)
    Foreign currency translation adjustments              10.2          6.2
                                                      --------      -------
TOTAL SHAREHOLDERS' EQUITY                               385.5        343.0
                                                      --------      -------
                                                      $1,418.3      $ 630.5
                                                      ========      =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BetzDearborn Inc.
-------------------------------------------------------------------------------

                                                                                                    Year Ended December 31
                                                                                           -----------------------------------------
(In millions)                                                                                1996            1995           1994
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net earnings                                                                           $    64.3       $    68.3      $    73.2
    Adjustments to reconcile net earnings to
        net cash provided by operating activities:
            Depreciation                                                                        61.0            48.5           44.8
            Amortization                                                                         7.8             0.7            0.3
            Compensation and employee benefit plans                                             12.6            10.5            8.6
            Income taxes                                                                         7.4            (0.2)           1.6
            Provision for restructuring                                                          9.6            15.6             --
            Changes in operating assets and liabilities,
             net of business acquisitions:
               Accounts receivable                                                             (24.2)          (13.0)         (18.8)
               Inventories                                                                      (2.7)           (8.0)          (2.3)
               Prepaid expenses and other                                                       (1.0)          (10.0)           0.3
               Accounts payable and accrued expenses                                             7.5            (2.7)           6.6
                                                                                           ---------       ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      142.3           109.7          114.3

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                             (64.9)          (64.1)         (55.0)
    Proceeds from sales of long-term assets                                                      3.5             2.0            9.1
    Purchases of businesses and long-term investments                                           (6.6)          (34.6)          (3.5)
    Purchase of Dearborn, net of cash equivalents acquired                                    (549.4)             --             --
    Other, net                                                                                   1.0            (0.6)          (1.7)
                                                                                           ---------       ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                                         (616.4)          (97.3)         (51.1)

FINANCING ACTIVITIES
    Borrowings under credit facilities                                                         550.0              --             --
    Net short-term borrowings                                                                  (17.7)           17.4             --
    Dividends paid                                                                             (48.9)          (48.4)         (47.5)
    Proceeds from issuance of common shares, including treasury shares                          14.8             1.0            3.1
    Purchase of treasury shares                                                                   --           (12.6)         (20.0)
    Principal payments on ESOP debt                                                             (1.0)           (1.0)          (0.5)
    Retirement of ESOP preferred shares                                                           --              --           (0.5)
                                                                                           ---------       ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            497.2           (43.6)         (65.4)

    Effect of exchange rate changes on cash                                                      1.2             1.2            2.2
                                                                                           ---------       ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                24.3           (30.0)            --
       Cash and Cash Equivalents at Beginning of Year                                           13.9            43.9           43.9
                                                                                           ---------       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $    38.2       $    13.9      $    43.9
                                                                                           =========       =========      =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
BetzDearborn Inc.
------------------------------------------------------------------------------

                                                                                                        Capital in
                                                              Number of Shares                          Excess of
                                                       --------------------------------    Common       Par Value
(Dollars in millions, except per share amounts)          Common              Treasury      Stock        of Stock
----------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1994                             33,654,715          5,527,310       $  3.4       $ 78.7
   Net earnings
   Dividends on preferred stock ($16.00 per share)
   Tax benefit on preferred stock dividend
   Dividends on common stock ($1.43 per share)
   Reacquired common stock                                                   400,000
   Impact of stock issued under employee stock plans,
      net of tax of $2.0 million                           (5,188)          (142,411)                      3.1
   Currency translation adjustments
                                                       ----------          ---------       ------       ------
Balance at December 31, 1994                           33,649,527          5,784,899          3.4         81.8
   Net earnings
   Dividends on preferred stock ($16.00 per share)
   Tax benefit on preferred stock dividend
   Dividends on common stock ($1.47 per share)
   Reacquired common stock                                                   300,000
   Impact of stock issued under employee stock plans,
      net of tax of $.3 million                            (5,546)           (94,074)                      0.8
   Currency translation adjustments
                                                       ----------          ---------       ------       ------
Balance at December 31, 1995                           33,643,981          5,990,825          3.4         82.6
   Net earnings
   Dividends on preferred stock ($16.00 per share)
   Tax benefit on preferred stock dividend
   Dividends on common stock ($1.49 per share)
   Impact of stock issued under employee stock plans,
      net of tax of $2.1 million                           (6,622)          (481,701)                     11.2
   Currency translation adjustments
                                                       ----------          ---------       -------     -------

Balance at December 31, 1996                           33,637,359          5,509,124       $   3.4     $  93.8
                                                       ==========          =========       =======     =======










------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Foreign
                                                                                               Unearned           Currency
                                                              Retained            Treasury     Compen-           Translation
                                                              Earnings             Stock        sation           Adjustments
------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1994                                    $ 394.7             $(170.4)     $  (7.8)          $  (4.3)
   Net earnings                                                  73.2
   Dividends on preferred stock ($16.00 per share)               (7.9)
   Tax benefit on preferred stock dividend                        3.3
   Dividends on common stock ($1.43 per share)                  (39.8)
   Reacquired common stock                                                          (20.0)
   Impact of stock issued under employee stock plans,
      net of tax of $2.0 million                                                      2.9          2.3
   Currency translation adjustments                                                                                  7.0
                                                              -------             -------      -------           -------
Balance at December 31, 1994                                    423.5              (187.5)        (5.5)              2.7
   Net earnings                                                  68.3
   Dividends on preferred stock ($16.00 per share)               (7.8)
   Tax benefit on preferred stock dividend                        2.9
   Dividends on common stock ($1.47 per share)                  (40.7)
   Reacquired common stock                                                          (12.6)
   Impact of stock issued under employee stock plans,
      net of tax of $.3 million                                                       1.9          2.2
   Currency translation adjustments                              (0.1)                                               3.5
                                                              -------             -------      -------           -------

Balance at December 31, 1995                                    446.1              (198.2)        (3.3)              6.2
   Net earnings                                                  64.3
   Dividends on preferred stock ($16.00 per share)               (7.7)
   Tax benefit on preferred stock dividend                        2.7
   Dividends on common stock ($1.49 per share)                  (41.5)
   Impact of stock issued under employee stock plans,
      net of tax of $2.1 million                                                     10.2         (0.9)
   Currency translation adjustments                                                                                  4.0
                                                              -------             -------      -------           -------

Balance at December 31, 1996                                  $ 463.9             $(188.0)     $  (4.2)          $  10.2
                                                              =======             =======      =======           =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BetzDearborn Inc.

1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - The Company is engaged in the engineered specialty chemical treatment of water and industrial process systems operating in a wide variety of industrial and commercial applications with particular emphasis on the chemical, petroleum refining, paper, food processing, automotive, steel and power industries. The Company develops, produces and markets a wide range of specialty chemical products for use in boilers, cooling systems, heat exchangers, paper and petroleum process streams and both influent and effluent systems. The Company monitors changing water, process and plant operating conditions so as to prescribe the appropriate treatment programs to solve problems such as corrosion, scale, deposit formation and a variety of process problems. Operations are conducted primarily in the United States, Canada and Europe, and also in Asia-Pacific and Latin America.

         Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and interest rate swap agreements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables. The counterparties to the interest rate swaps consist of a number of major international financial institutions. The Company continually monitors the credit ratings of its counterparties, and has limited the amount of agreements with any one party. The Company believes these procedures minimize the risk of credit losses in the event of nonperformance by these counterparties.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See note 2 regarding the preliminary nature of Dearborn purchase accounting.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany items and transactions are eliminated from the consolidated statements. The Company follows the practice of using a November 30 fiscal year for all non-U.S. subsidiaries, excluding Canada, in order to expedite the year-end closing.

         Revenue Recognition - Generally, the Company recognizes revenue upon shipment and passage of title without right of return. For consignment sales, revenue is recognized when material is used.

         Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates their fair value at December 31, 1996.

         Inventories - Inventories are stated at the lower of cost or market. Cost of approximately 44 percent of the inventory is determined by the last-in, first-out (LIFO) method, the balance by the first-in, first-out (FIFO) method. If the FIFO method of inventory accounting had been used for all inventory, amounts would have been approximately $10.9 million and $11.2 million higher than reported at December 31, 1996 and December 31, 1995, respectively.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted Statement 121 in the first quarter of 1996 and the effect of adoption was not material.

         Investments - Marketable equity securities and cash surrender value of officers' life insurance policies are recorded at fair value. All other investments are generally carried at cost, which does not exceed estimated fair value.

         Goodwill and Other Intangible Assets - Goodwill amortization is computed by the straight-line method generally over 40 years. Other intangible assets are amortized on a straight-line basis ranging between 3 and 40 years in accordance with the nature of the asset. Goodwill and other intangible assets relate primarily to the Acquisition (see note 2). For all such assets, the Company evaluates their carrying values for impairment by considering the operating performance and expected future undiscounted cash flows of the underlying businesses.

         Foreign Currency - The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of the income of its non-U.S. subsidiaries (see note 4). Occasionally, the Company enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its cash flow and current unremitted income from certain non-U.S. subsidiaries. The forward contracts generally are marked to market and resulting adjustments are recorded directly in income. These adjustments had no material impact on the results of operations for 1996, 1995 and 1994. There were no open contracts at the end of 1996. Assets and liabilities of non-U.S. operations where the functional currency is the local currency are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of shareholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of non-U.S. operations where the functional currency is the U.S. dollar, are included in the results of operations. Such adjustments were not material in 1996, 1995 and 1994.

         Research and Development - Research and development costs ($35.7 million in 1996, $32.2 million in 1995 and $29.8 million in 1994) are charged to expense as incurred.

         Per Share Amounts - Primary earnings per Common Share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of stock options during the periods presented. In computing primary earnings per Common Share, preferred stock dividends, net of related income tax benefits, reduce income available to common shareholders. In computing fully diluted earnings per Common Share, conversion of the Series A ESOP Convertible Preferred Shares is assumed.

         Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (see note 8).

2:   ACQUISITIONS

         Dearborn - On June 28, 1996, pursuant to the Grace Dearborn Worldwide Purchase and Sale Agreement (the "Agreement"), the Company acquired (the "Acquisition") the Dearborn business unit ("Dearborn") of W.R. Grace & Co. - Conn. ("Grace") for $632 million, subject to certain adjustments. Dearborn is a global supplier of industrial water and process treatment chemicals with 1995 annual net revenues of $399.1 million. The Acquisition was financed by a $750 million Credit Agreement among the Company and a syndicate of banks (see note
5).

         The Acquisition is accounted for using the purchase method of accounting and is included in the consolidated statement of operations since the date of acquisition. The Company adopted a November 30 fiscal year-end for non-U.S. Dearborn units except Canada to align the fiscal year-end with the remainder of the Company's operations. Consequently, Dearborn units except Canada and the U.S. reported five months of results of operations in 1996. The Company intends to completely integrate the two companies, which will make it impractical in the future to report the results of Dearborn separately from the remainder of the Company's results of operations.

         The Company has recorded goodwill of $420.4 million relating to this acquisition, determined as follows (in millions):

   Cash paid to Grace                                                 $  539.4
   Note payable to Grace (see note 5)                                    100.0
   Additional adjustments due to Grace                                     2.9
                                                                      --------
                                                                         642.3
   Adjustments:
            Restructuring provision (see note 11)                         26.0
            Transition services cancellation fees                         10.0
            Professional fees and transaction costs                       12.7
            Tax effects, net                                             (27.4)
                                                                      --------
                                                                         663.6

   Less:    Fair value of net tangible assets acquired                   160.6
            Fair value of identifiable intangible
              assets acquired                                             82.6
                                                                      --------
   Estimated goodwill recorded as of acquisition date                 $  420.4
                                                                      ========


          The $26.0 million restructuring provision (see note 11) is primarily for closure of Dearborn facilities and severance costs for Dearborn employees. The Company may incur up to $10.0 million, in accordance with the Agreement, relating to the cancellation of transition services currently provided to the Company, principally in South America and Europe. Professional fees and transaction costs amounting to $12.7 million are primarily for acquisition consulting, legal and accounting fees. The estimated tax effects, which reduce the adjusted purchase price, are comprised of the estimated tax effects resulting from the purchase price adjustments and for the net deferred tax effects of differences in the allocation of purchase price for financial reporting and tax purposes.

         In accordance with the purchase method, the adjusted purchase price was allocated to the estimated fair value of net assets acquired, with the excess recorded as goodwill. The $82.6 million allocated to identifiable intangibles is the independently appraised value of the trademarks, trade names and patents of Dearborn. Patents are amortized on a straight-line basis over 13 to 15 years and unlimited-life trademarks and trade names are amortized over 40 years. The estimated goodwill of $420.4 million resulting from the Acquisition is amortized on a straight-line basis over 40 years. Amortization expense of $6.7 million is included in the 1996 results of operations.

         Although the purchase price allocation is substantially complete, the estimated goodwill recorded as of the acquisition date is subject to further adjustment as a result of a number of factors such as: the final working capital adjustment; further potential closures of Dearborn facilities; final determination of the adequacy of reserves sufficient to meet all liabilities assumed under the Agreement; further adjustments to the estimated tax effects; and potential adjustments to the fair value of assets acquired. The Company expects to finalize the purchase accounting in the second quarter of 1997.

         Had the Acquisition occurred as of January 1, 1995, unaudited pro forma results would have been (in millions, except per share amounts):

                                                         Year Ended December 31
                                                         ----------------------
   Pro forma unaudited                                      1996         1995
                                                            ----         ----
   Net Sales                                              $1,261.6     $1,151.6
   Net Earnings                                               50.0         25.5
   Net Earnings per Common Share:
            Primary                                           1.59          .74
            Fully Diluted                                     1.53          --

         The pro forma results reflect adjustments primarily for the increased amortization and interest expense attributable to the Acquisition and the related tax effects. Potential cost savings, however, from combining Dearborn with the Company's operations are not reflected. Therefore, the pro forma results are not indicative of the results that would have occurred had the Acquisition actually been consummated on January 1, 1995, and are not intended to be a projection of future results or trends. The historical financial results of operations of Dearborn reflect the "carve out" of Dearborn from Grace. Certain selling, research and administrative expenses of Grace have been allocated to Dearborn on various bases, which, in the opinion of Grace's management, are reasonable. However, such expenses are not necessarily indicative of, and it is not practicable for management to estimate, the nature and level of expenses which might have been incurred if Dearborn had been operating as a separate independent company.

         Misan Group and Taiwan Peitz - In 1995, the Company acquired two businesses to continue its expansion in non-U.S. markets. On May 1, 1995, the Company acquired Taiwan Peitz Company, Ltd., a water, paper process and refinery process treatment business, which had been a licensee of the Company's products since 1974. On November 7, 1995, the Company acquired the Misan Group, an industrial water, paper process and fuel oil treatment company with headquarters in Naples, Italy and subsidiaries in Spain and Portugal.

         The Taiwan Peitz and Misan acquisitions have also been accounted for using the purchase method of accounting. The combined purchase price for these acquisitions was $43.4 million consisting of $32.5 million in cash paid in 1995, $7.3 million paid in 1996 and $3.6 million payable in 1997. The excess of the purchase price over the fair value of the net assets acquired was approximately $25 million, which is being amortized on a straight-line basis over 40 years. No significant adjustments to the goodwill recorded on these acquisitions were made in 1996.

         The operating results of these acquired businesses have been included in the consolidated statements of operations since the dates of acquisition. The pro forma consolidated results of operations, as if the acquisitions had taken place at the beginning of fiscal 1994, would not have been materially different from the reported amounts for fiscal 1994 and 1995.

3:   INCOME TAXES

        The components of earnings before income taxes are (in millions):

                                          1996            1995           1994
                                          ----            ----           ----

U.S.                                     $ 85.1           $75.6         $ 90.6
Non-U.S.                                   14.6            36.0           30.3
                                         ------          ------         ------
                                         $ 99.7          $111.6         $120.9
                                         ======          ======         ======


     The provision for income taxes consists of the following (in millions):

                                          1996            1995           1994
                                          ----            ----           ----
Current:
      Federal                            $ 22.4          $ 31.8         $ 34.8
      State                                 4.3             4.4            4.3
      Foreign                               5.1            10.4           10.2
                                         ------          ------         ------
Total Current                              31.8            46.6           49.3

Deferred:
      Federal                               2.9            (4.7)          (1.9)
     State                                  0.5            (1.0)          (0.2)
     Foreign                                0.2             2.4            0.5
                                         ------          ------         ------
Total Deferred                              3.6            (3.3)          (1.6)
                                         ------          ------         ------

Total Taxes                              $ 35.4          $ 43.3         $ 47.7
                                         ======          ======         ======


         A reconciliation of the effective income tax rate with the statutory federal income tax rate is as follows:

                                          1996            1995           1994
                                          ----            ----           ----

Federal tax rate                           35.0%           35.0%          35.0%
State and local taxes, net of
     federal income taxes                   3.1             2.0            2.3
Foreign tax credits                        (4.8)             --             --
Other items                                 2.2             1.8            2.2
                                          ------         ------         ------
Effective income tax rate                  35.5%           38.8%          39.5%
                                          ======         ======         ======

         Deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in millions):

                                                      1996           1995
                                                      ----           ----

Deferred Tax Assets:
     Stock and benefit plans                         $ 15.3          $ 10.6
     Nondeductible costs and expenses                  19.3            11.0
     Other                                              --              3.9
                                                     ------          ------
         Total Deferred Tax Assets                     34.6            25.5
Deferred Tax Liabilities:
     Tax over book depreciation, net                  (21.7)          (32.5)
     Other                                             (2.6)           (0.5)
                                                     ------          ------
         Total Deferred Tax Liabilities               (24.3)          (33.0)
                                                     ------          ------
         Net Deferred Tax Assets (Liabilities)       $ 10.3          $ (7.5)
                                                     ======          ======


         In 1996 and 1995, the income taxes classified as current assets include deferred tax assets of $22.7 million and $13.0 million, respectively. The remaining deferred tax balance of $12.4 million and $20.5 million is included in long-term liabilities - income taxes on the balance sheet.

         The Company made income tax payments of $45.8 million, $46.0 million and $39.3 million during the years 1996, 1995 and 1994, respectively.

         The Company has not provided United States income taxes on $70.9 million of unremitted earnings of foreign subsidiaries because management views such earnings as being indefinitely invested.

4:   GEOGRAPHIC INFORMATION

         The Company operates principally in one industry segment which includes the development, manufacture and sale of specialty chemical products.

         The Company's areas of operation outside of the United States and Europe principally include Canada, Latin America and Asia-Pacific. No single non-U.S. country in which the Company produces or markets its products has been significant to consolidated operations. No single customer accounts for more than 10 percent of the Company's revenues.

         Information about the Company's operations in different geographic locations is (in millions):

                                                  United                              Other
1996                                              States            Europe           Foreign           Consolidated
-------------------------------------------------------------------------------------------------------------------

     Net sales                                    $641.1           $ 218.9            $177.0             $1,037.0
     Operating earnings                             90.4              12.2              23.1                125.7
     Identifiable assets                           702.0             412.8             303.5              1,418.3
-------------------------------------------------------------------------------------------------------------------

1995
     Net sales                                    $555.9           $ 111.6            $ 85.0             $  752.5
     Operating earnings                             78.6              15.2              16.2                110.0
     Identifiable assets                           395.7             142.7              92.1                630.5
-------------------------------------------------------------------------------------------------------------------

1994
     Net sales                                    $551.5           $  94.3            $ 62.5             $  708.3
     Operating earnings                             94.8              13.3               9.4                117.5
     Identifiable assets                           395.0             102.9              57.6                555.5
-------------------------------------------------------------------------------------------------------------------


         At December 31, 1996, the local currency is the functional currency of non-U.S. operations representing 46% of consolidated identifiable assets. For operations in highly inflationary economies, the U.S. dollar is the functional currency. Identifiable assets of such operations were 5% of consolidated identifiable assets at December 31, 1996.

         United States identifiable assets include $2.6 million, $0.8 million and $27.0 million of cash and cash equivalents and other investments at December 31, 1996, 1995 and 1994, respectively. These assets are available for general corporate purposes.

         Direct export sales of $11.2 million, $10.8 million and $13.6 million for the years 1996, 1995 and 1994, respectively, are included in United States net sales.

5:   LONG-TERM DEBT

         Long-term debt at December 31 consisted of (in millions):

                                                               1996                           1995
                                                     -----------------------           -------------------
                                                     Rate(1)          Amount           Rate(1)      Amount
                                                     -------          ------           -------      -----

Revolving credit agreement                            5.98%           $548.0                           --
Promissory note to Grace                              5.87             100.0                           --
ESOP debt                                             8.56              95.5            8.08%        $96.5
Other indebtedness                                    6.36               2.0                           --
                                                                      ------                         -----
Total debt                                                             745.5                          96.5
Less current maturities                                                  1.0                           1.0
                                                                      ------                         -----
Long-term debt                                                        $744.5                         $95.5
                                                                      ======                         =====

(1) Weighted average interest rate at December 31.


         Prior to the consummation of the Acquisition on June 28, 1996, the Company entered into a Revolving Credit Agreement (the "Revolver") with a syndicate of banks. The Revolver provides for a five-year unsecured revolving credit facility in an amount of $750 million that reduces to $550 million after two years. The commitments made under the Revolver expire in July 2001. The Revolver requires the Company, among other things, to maintain certain financial ratios and meet certain net worth and indebtedness tests. Approximately $99 million of the Revolver was unused at December 31, 1996.

         Borrowings under the Revolver, at the Company's option, are at a composite of three banks' base rates or at LIBOR, plus a margin. Margin pricing is dependent on the Company's selected pricing option of either a specific financial ratio test or the Company's public debt rating. The Company pays a facility fee of .175% of the total commitment of funds provided by the banks. Commitment fees to maintain the Revolver totaled $0.7 million during 1996 and are included in interest expense.

         In addition to cash borrowings made to finance the above acquisition, the Company used an additional $103 million of commitments under the Revolver to obtain a Letter of Credit which secures a $100 million promissory note plus interest payable to Grace. This note matured on January 2, 1997 and was refinanced using proceeds from additional borrowings under the Revolver and therefore is classified as long-term debt as of December 31, 1996.

         In 1989 the Company arranged for and guaranteed a loan of $100 million to the ESOP trust for the purchase of the Company's preferred stock (see note
7). The loan and guarantee, which mature on June 19, 2009, are recorded in the Company's consolidated balance sheets as long-term debt and a reduction of shareholders' equity. With respect to the ESOP debt, the Company is obligated, among other things, to maintain certain financial ratios and meet certain net worth and indebtedness tests. As a condition of the Trustee's approval of changes in the financial covenants, the interest rate on the ESOP debt increased from 8.08% to 8.56%.

          Scheduled maturities of long-term debt, including the effect of refinancing the promissory note to Grace as noted above, are as follows (in millions): 1997 - $1.0; 1998 - $99.0; 1999 - $3.0; 2000 - $1.5; 2001 - $552.5;
and 2002 through 2009 - $88.5.

           Interest Rate Swaps - During the second quarter of 1996, the Company entered into interest rate swap agreements, with maturities ranging from 1.5 to
5.5 years, to effectively convert $400 million of the Company's variable-rate long-term debt to fixed interest rate obligations, thereby reducing the Company's risk to rising interest rates. Over the term of each swap agreement, the Company exchanges interest payments with the swap counterparty without exchanging the notional amount upon which the payments are based. The differential to be paid or received is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to such counterparties is included in accrued liabilities.

         The Company has designated the series of swaps as hedges of future interest rate exposure on its variable-rate debt outstanding. The series of swaps will hedge no more than the aggregate amount of variable-rate debt outstanding. The Company may also designate individual swaps included in this series as both a hedge against interest rate exposure and a hedge of the fair value of future fixed-rate term debt replacing outstanding variable-rate debt. In the event future fixed-rate term debt is issued, the Company intends to terminate the designated swaps and amortize the gain or loss on such termination over the remainder of the hedged period. In the event fixed-rate debt is not issued for the entire remaining hedged period, a portion of the termination gain or loss will be included in net earnings.

         Fair Value of Debt and Interest Rate Swaps - The fair value of the Company's short-term notes payable, long-term debt and interest rate swaps, all of which are held for purposes other than trading, at December 31 is summarized below (in millions):


                                                               1996                               1995
                                                    -------------------------           -------------------------
                                                    Carrying            Fair            Carrying             Fair
                                                     Amount             Value            Amount              Value
                                                    --------            -----           --------             -----

Notes payable                                       $  0.8             $   0.8           $18.5              $ 18.5
Long-term debt                                       745.5               753.3            96.5               104.0
Interest rate swap payable                             0.7                 5.6             --                 --


         The estimated fair values of these financial instruments are generally based on quoted market prices or on current rates available to the Company for financial instruments of similar remaining maturities and do not include potential tax effects or possible expenses incurred in settling the transactions to terminate the related agreements.

         Interest Expense - Net ESOP expense (see note 7) is characterized as interest expense in the accompanying financial statements. The effect of the interest rate swap agreements referred to above was to increase interest expense by $2.0 million in 1996. Cash payments for interest amounted to $17.8 million, $1.6 million and $1.3 million for the years 1996, 1995 and 1994, respectively. Interest expense is capitalized on major construction projects. Interest expense components for the years ending December 31 are as follows (in millions):


                                  1996                1995                 1994
                                  ----                ----                 ----

Gross interest expense            $26.1               $1.6                $1.3
Capitalized interest               (0.4)              (0.5)               (1.1)
                                  -----               ----                ----
Interest expense                  $25.7               $1.1                $0.2
                                  =====               ====                ====

6:   LONG-TERM LEASES

         Total rental expense for all leases amounted to $18.8 million, $14.9 million and $14.0 million in 1996, 1995 and 1994, respectively. The future rental commitments, primarily for automobiles, as of December 31, 1996 for all noncancelable long-term leases are (in millions): 1997 - $13.8; 1998 - $8.3; 1999 - $3.8; 2000 - $0.8; 2001 - $0.6; and $1.0 thereafter.

7:   EMPLOYEE STOCK OWNERSHIP (ESOP) AND 401(k) PLAN

         In 1989, the Company established an ESOP and a related trust as a long-term benefit for substantially all of its U.S. employees. This plan supplements the Company's employee retirement plan. Under this plan, the Company sold 500,000 shares of a new Series A ESOP Convertible Preferred Stock to the trust for $100 million. This series of preferred stock has one vote per share with cumulative dividends at a rate of 8% and is stated at the aggregate liquidation preference on the balance sheet. The Company arranged for and guaranteed a loan of $100 million (see note 5) to the trust for the purchase of the preferred stock. Proceeds of the loan were primarily used for the purchase of common treasury stock to be used for future conversion and redemption of the preferred stock, which is presently convertible into 2,702,588 shares of common stock. The loan and guarantee are recorded in the Company's consolidated balance sheets as long-term debt and a reduction in shareholders' equity.

         Effective January 1, 1990, the Company's 401(k) program was integrated into the Employee Stock Ownership Plan. Employees may invest 2 to 15 percent of eligible compensation. Company matches, equal to 25 percent of the first 4 percent of employees' investments, fully vest to employees upon the completion of 5 years of service. The Company's matching contributions, which are included in ESOP expense, are made in the form of the ESOP Convertible Preferred Stock. The value of such matching contributions amounted to $1.5 million in 1996 and $1.4 million in both 1995 and 1994.

         After satisfying the 401(k) matching contributions, the remaining shares of ESOP stock are allocated to each participant based on the ratio of the participant's compensation to total compensation of all participants. During 1996, 6,123 shares of the Preferred Stock were converted to Common Shares by plan participants and permanently retired. The number of shares allocated and unallocated at December 31 are as follows:

                                                1996                      1995
                                                ----                      ----

Allocated                                      121,911                  109,512
Unallocated                                    359,869                  378,391
                                               -------                  -------

Total shares held by ESOP                      481,780                  487,903
                                               =======                  =======



         The Company is required to make quarterly contributions to the Plan which enable the trust to service its indebtedness. Net ESOP cost for the Company is comprised of the following elements (in millions):

                                             1996             1995         1994
                                             ----             ----         ----

ESOP expense                                $ 9.3            $ 9.2        $ 9.2
Preferred dividends
     (charged to retained earnings)          (7.7)            (7.8)        (7.9)
                                            -----            -----        -----
ESOP expense charged to earnings            $ 1.6            $ 1.4        $ 1.3
                                            =====            =====        =====

ESOP contributions                          $ 9.0            $ 8.8        $ 8.4
                                            =====            =====        =====

         The ESOP expense is calculated using the 80-percent-of-shares-allocated method. To the extent that this expense exceeds the ESOP's annual debt service requirements, an adjustment is made to the shareholders' equity reduction to reflect the cumulative effect of the excess charges.

8:   STOCK OPTION, STOCK INCENTIVE AND SHAREHOLDER RIGHTS PLANS

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) in accounting for its employee stock options. Since each option's exercise price equals the fair market value of a share of common stock on the date of grant, no compensation expense is recognized. Pro forma disclosures as if compensation expense had been recognized for options granted in 1996 and 1995, in compliance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," are included below.

         Option Plans - Options granted under the Company's Stock Option Plans are at the fair value at the date of grant. The period during which these options become exercisable ranges from date of grant to two years after date of grant. Unexercised options expire ten years after date of grant. No individual may receive an option if that individual owns (or would own if options were exercised) stock possessing five percent of the voting power or value of all classes of stock of the Company.

         Option activity is summarized as follows:

                                              Number of         Average Weighted
                                                Shares          Price per Share
                                              ---------         ----------------
Outstanding at January 1, 1994                1,972,940
     Granted                                    727,746
     Canceled                                   (25,490)
     Exercised                                 (110,927)
                                              ---------
Outstanding at December 31, 1994              2,564,269             $48.126
     Granted                                    967,688              43.749
     Canceled                                   (40,998)             52.916
     Forfeited                                   (5,006)             44.875
     Exercised                                  (47,730)             21.606
                                              ---------
Outstanding at December 31, 1995              3,438,223              47.210
     Granted                                    493,841              43.493
     Canceled                                   (44,715)             51.838
     Forfeited                                  (12,727)             44.450
     Exercised                                 (378,120)             39.501
                                              ---------
Outstanding at December 31, 1996              3,496,502              47.470
                                              =========
Exercisable at December 31, 1996              2,922,488              48.236
                                              =========


         The exercise prices for options outstanding as of December 31, 1996 ranged from $20.25 to $60.50. The weighted average remaining contractual life of those options is 6.75 years. The options outstanding and exercisable at December 31, 1996 are segregated into groups based on ranges of exercise price below:


                                                                                Wtd. Avg.            Wtd. Avg.
                                                                                Exercise             Remaining
Shares Outstanding at 12/31/96:                     Range of Prices              Price                 Life
                                                    ---------------             --------             ---------

            162,281                               $20.250  -  $29.125            $22.870             1.24 yrs
            178,192                                33.500  -   39.250             38.256             7.70 yrs
          2,025,727                                40.500  -   49.625             45.123             7.83 yrs
          1,130,302                                50.250  -   60.500             56.661             5.47 yrs
          ---------
          3,496,502                               $20.250 -  $60.500            $47.470              6.75 yrs
          =========

                                                                                Wtd. Avg.
                                                                                Exercise
Shares Exercisable at 12/31/96:                     Range of Prices              Price
                                                    ---------------             --------
            162,281                               $20.250  -  $29.125            $22.870
            132,289                                33.500  -   39.250             37.911
          1,501,394                                40.500  -   49.625             45.556
          1,126,524                                50.250  -   60.500             56.673
          ---------

          2,922,488                               $20.250 -  $60.500             $48.236
          =========


         At December 31, 1996, the Company had remaining an aggregate of 4,032,747 Common Shares reserved for issuance under its Stock Option Plans.

         As required by Statement 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its stock options under the fair value method. A weighted average fair value of $9.63 for options granted in 1996 and $9.78 for those granted in 1995 was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.22%; weighted average dividend yield of 3.4%; volatility factor of the expected market price of the Company's common stock of .203; and a weighted average expected life of the options of 6.75 years.

         Option valuation models use highly subjective assumptions to determine the fair value of traded options with no vesting or trading restrictions. Because options granted under the Company's Stock Option Plans have vesting requirements and cannot be traded, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of its employee stock options.

         For purposes of the pro forma disclosures required by Statement 123, the estimated fair value of the options is amortized to expense over the options' vesting period. Statement 123 requires only that the income effects of options granted during 1995 and 1996 be included in the pro forma disclosures, i.e., 1995 grants for the 1995 pro forma disclosures; 1995 and 1996 grants for the 1996 pro forma disclosures. Since a portion of the Company's stock options vest over one- and two-year periods, and additional options are granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years' pro forma net income. The Company's pro forma information follows (in millions, except for per share information):

                                                         Year Ended December 31,
                                                           1996            1995
                                                           ----            ----

          Pro forma net income                            $60.5           $64.2
          Pro forma earnings per share:
                   Primary                                 1.97            2.13
                   Fully diluted                           1.88            2.03

         Incentive Plan - The Employee Stock Incentive Plan provides that up to 2,500,000 shares of common stock may be granted to April 13, 2005, at the discretion of the Board of Directors, to key employees and non-employee Directors at no cost to the employees or Directors. The Company granted 72,407 shares and 20,658 shares during 1996 and 1995, respectively, at a weighted average value of $43.58 in 1996 and $42.33 in 1995. Key employees receiving grants are entitled to receive dividends, but assumption of full beneficial ownership is contingent at the time of grant. In the event the employee does not remain in continuous employment for the periods stipulated, the shares are canceled and revert to the Company for reissuance under the Plan.

         The aggregate fair market value of the shares granted under this Plan is considered unearned compensation at the time of grant and compensation is earned ratably over the stipulated period. Compensation cost included in net income is $1.9 million in 1996 and $2.5 million in 1995.

         At December 31, 1996, the Company had remaining an aggregate of 563,367 Common Shares available for issuance under its Employee Stock Incentive Plan.


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

9:   EMPLOYEE RETIREMENT PLANS

         The Company has defined benefit plans to provide pension benefits to substantially all of its U.S. employees and for employees of several non-U.S. operations. The benefits are primarily based on years of service and the employee's final average compensation. The Company's funding policy is to contribute an amount annually based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. Plan assets are principally invested in listed common stocks, bonds and common trust funds.

         Effective January 1, 1995, the Company refined the termination, retirement and salary scale assumptions to better reflect actual experience. The new salary scale assumption is graded by age with an underlying inflation assumption. The underlying inflation assumption for the salary scale was changed to 4% from 5% in 1994. The 1994 salary scale was not graded and assumed a constant rate of increase over the employees' years of service. These changes contributed to the reduction of the Company's 1995 net periodic pension expense.

         Other primary assumptions used to develop the Company's net periodic pension expense and the actuarial present value of the benefit obligations are as follows:


                                                      1996          1995            1994
                                                      ----          ----            ----


Discount rate                                         7.5%          7.0%            8.5%
Long-term rate of return on plan assets               9.25%         9.25%           9.25%

         Net periodic pension for the Company's defined benefit plans consists of the following (in millions):

                                                      1996         1995             1994
                                                      ----         ----             ----
Service cost                                       $  9.8        $  6.8            $ 9.1
Interest cost                                        15.6          13.0             12.5
Return on plan assets                               (29.9)        (33.3)           (12.3)
Net amortization and deferral                        14.8          20.6               .6
                                                   ------        ------            -----
Net periodic pension expense                       $ 10.3        $  7.1            $ 9.9
                                                   ======        ======            =====


         The following table sets forth the actuarial present value of benefit obligations and funded status at December 31 for the Company's plans (in millions):


                                                                                          1996               1995
                                                                                          ----               ----
Actuarial present value of benefit obligations:
     Vested benefits                                                                      $(189.1)            $(154.0)
     Nonvested benefits                                                                     (12.1)               (9.1)
                                                                                          --------             -------
     Accumulated benefit obligation                                                        (201.2)             (163.1)
     Effect of projected future salary increases                                            (42.4)              (28.9)
                                                                                          -------            --------
Projected benefit obligation                                                               (243.6)             (192.0)
Plan assets at fair value                                                                   234.0               175.8
                                                                                          -------            --------
Projected benefit obligation in excess of plan assets                                        (9.6)              (16.2)
Unrecognized net gain                                                                       (28.3)               (3.6)
Unrecognized prior service cost                                                               6.4                 7.0
Other                                                                                        (0.7)                0.8
                                                                                          -------            --------

Net pension liability included in the balance sheet                                       $ (32.2)           $ (12.0)
                                                                                          =======            =======



     The significant increases in 1996 expense and benefits reflect primarily the impact of the Acquisition discussed in note 2.

10:   POSTRETIREMENT BENEFITS

         The Company pays limited medical and dental insurance premiums on behalf of certain early retirees as well as providing a small life insurance benefit for certain retirees. On June 28, 1996, the U.S. employees of Dearborn became eligible for these benefits.

         Other long-term liabilities at December 31, 1996 and 1995 include $7.8 million and $6.1 million, respectively, representing the actuarially determined liability for these benefits. The actuarially determined expense was $1.5 million, $1.1 million and $1.3 million in 1996, 1995 and 1994, respectively.

11:   INTEGRATION/RESTRUCTURING


         To achieve reductions in operating costs and to integrate the operations of the former Betz Laboratories, Inc. (Betz) and the former Dearborn business (Dearborn), the Company has incurred incremental and non-recurring expenses that are reported as Integration/Restructuring operating expenses.

         Integration expenses are incremental and non-recurring costs necessary to integrate Dearborn and Betz. Integration expenses in 1996 amounted to $20.4 million and are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, integration bonuses, training, travel and Betz employee relocation expenses. These costs are expensed as incurred and will continue in 1997, but are expected to be less than 1996 expenses.

         The provision for restructuring is for estimated exit costs associated with the decisions to close Betz facilities and severance costs for Betz employees. These costs are accrued when the decisions are announced and exit costs can be reasonably estimated. A $9.6 million provision for restructuring, net of the 1995 provision reversal noted below, was recorded in 1996 for the closure of Betz facilities and the severance of Betz employees located throughout the world. An additional $26.0 million restructuring provision for the closure of Dearborn facilities and severance and relocation costs for worldwide Dearborn employees was also recorded in 1996. The Dearborn provision increases the purchase price of the Dearborn business in accordance with the purchase method of accounting. These combined actions include personnel reductions, office consolidations and asset dispositions, including the shutdown of blending plants in Winsford, United Kingdom; Fort Worth, Texas; Fort Saskatchewan, Canada; and Heidelberg, Germany, and the shutdown of administrative and research facilities in Kanata, Canada; Lake Zurich, Illinois; and Hoboken, Belgium along with satellite laboratories and sales offices located throughout the world. The combined provision covers employee termination benefits for approximately 540 technical, production, administrative and support employees located throughout the world.

         In connection with the Acquisition and restructuring decisions, at December 31, 1996, approximately $12.2 million of assets are held for sale. These assets, included in property, plant and equipment, are primarily production facilities of both Betz and Dearborn. The Company plans to complete the sale of such facilities in 1997.

         The $15.6 million provision for restructuring recorded in 1995 was for a series of actions to reduce operating costs. The provision included $7.8 million for the writedown associated with the closure of two blending plants and other asset dispositions. The $7.8 million remaining provision was primarily for employee termination benefits covering approximately 150 technical, production, administrative and support employees located primarily in the U.S. As a result of the completion of these restructuring actions, $3.5 million of the 1995 restructuring provision was reversed in 1996. The lower than anticipated cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated losses on the closure of the Compton, California plant.

         A reconciliation of activity with respect to the 1996 and 1995 restructuring accruals is as follows (in millions):

                                                                1996       1995
                                                                ----       ----

Balance at beginning of year                                  $  7.5      $ 5.2

Provision:
 Included in Goodwill (see Note 2)                              26.0         --
 Charged to Statement of Operations - net                        9.6       15.6

Cash Payments                                                  (11.4)      (5.5)
Non-cash - Fixed asset writedowns and
 foreign exchange translation                                  ( 0.8)      (7.8)
                                                              ------       ----

Balance at end of year                                        $ 30.9      $ 7.5
                                                              ======      =====

         Although most major integration and restructuring decisions have been made, there may be additional actions in 1997. The Company anticipates the restructuring plans will be completed during 1997. Cash flows from operations and available financing sources will be sufficient to implement the intended actions.

12: QUARTERLY FINANCIAL INFORMATION (unaudited)

     The following is a summary of quarterly financial information for the years ended December 31, 1996 and 1995 (in millions, except for per share data):

                                                                 1996 Quarter Ended
                                        --------------------------------------------------------------------
                                          March 31         June 30          September 30       December 31
                                          --------         -------          ------------       -----------

Net Sales                                 $  199.5         $ 210.1           $ 304.2            $ 323.2
Gross Profit                                 122.6           129.3             183.8              192.0
Provision for Integration/
   Restructuring                                --              .4              14.1               15.5
Earnings Before
   Income Taxes                               31.5            34.9              16.3               17.0

Net Earnings                                  19.7            22.3              10.9               11.4

Net Earnings Per
   Common Share:
      Primary                                   .66             .75               .34                .35
      Fully Diluted                             .62             .71               .33                .34
      Fully Diluted (before inte-
       gration/restructuring)                   .62             .71               .64                .68

Cash Dividends Declared
   Per Common Share                             .37             .37              .375                .375

Common Share Market
   Prices:
       High Price                            47-1/4              48            53-1/2              60-1/8
       Low Price                             40-1/8          41-3/4            43-1/8              50




                                                                 1995 Quarter Ended
                                        --------------------------------------------------------------------
                                          March 31         June 30          September 30       December 31
                                          --------         -------          ------------       -----------



Net Sales                                 $ 177.9          $ 188.9           $ 195.8           $ 189.9
Gross Profit                                114.9            120.3             124.5             119.1
Provision for Integration/
   Restructuring                              --               --                1.3              14.3
Earnings Before
   Income Taxes                              30.7             32.7              33.4              14.8
Net Earnings                                 18.7             20.0              20.5               9.1

Net Earnings Per
   Common Share:
      Primary                                 .63              .67               .69               .28
      Fully Diluted                           .59              .64               .65               .28
      Fully Diluted (before inte-
       gration/restructuring)                 .59              .64               .68               .56

Cash Dividends Declared
   Per Common Share                           .36              .37               .37               .37

Common Share Market
   Prices:                                 46-5/8           45-5/8            46-3/8             41-5/8
       High Price                          42-7/8           41-1/4            40-3/4             38-3/4
       Low Price


         The common stock of the Company is traded on the New York Stock Exchange under the symbol BTL. The approximate number of record holders of Common Shares as of February 7, 1997, was 3,549.

CONSOLIDATED SUMMARY OF OPERATIONS
BetzDearborn Inc.



(In millions, except per share amounts)                             1996            1995            1994            1993
                                                                    ----            ----            ----            ----
Net Sales                                                         $1,037.0          $752.5          $708.3          $684.9
Operating Costs and Expenses:
        Cost of products sold                                        409.3           273.7           252.5           237.5
        Selling, research and administrative expenses                472.0           353.2           338.3           329.9
        Provision for integration/restructuring                       30.0            15.6              --            16.2
                                                                  --------          ------          ------          ------
                                                                     911.3           642.5           590.8           583.6
                                                                  --------          ------          ------          ------
Operating Earnings                                                   125.7           110.0           117.5           101.3
Other Income (Expense):
        Investment and other income                                   (0.3)            2.7             3.6             2.9
        Interest expense                                             (25.7)           (1.1)           (0.2)           (0.1)
                                                                  --------          ------          ------          ------
                                                                     (26.0)            1.6             3.4             2.8
                                                                  --------          ------          ------          ------
Earnings Before Income Taxes                                          99.7           111.6           120.9           104.1
Income Taxes                                                          35.4            43.3            47.7            40.7
Cumulative Effect of Accounting Changes, net                           --              --              --              2.1
                                                                  --------          ------          ------          ------
Net Earnings                                                         $64.3           $68.3           $73.2           $65.5
                                                                  ========          ======          ======          ======
Earnings per Common Share:
        Primary                                                       $2.10           $2.27           $2.43           $2.12
        Fully diluted                                                 $2.00           $2.16           $2.30           $2.02
        Fully diluted (before integration/restructuring)              $2.65           $2.47           $2.30           $2.33

Cash Dividends Declared per Common Share                              $1.49           $1.47           $1.43           $1.39
Average Number of Common Shares (in thousands):
        Primary                                                   28,105          27,889          28,108          28,576
        Fully diluted                                             30,927          30,651          30,885          31,331

KEY STATISTICS
As Reported in the Company's Annual Reports
        Total assets                                              $1,418.3          $630.5          $555.5          $521.1
        Non-U.S. sales                                              $407.1          $207.4          $170.4          $153.6

        Long-term debt                                              $745.5           $96.5           $97.5           $98.0
        Return on average common equity                               16.5%           19.4%           22.3%           20.6%
        Return on sales                                                6.2%            9.1%           10.3%            9.3%
        Sales growth                                                  37.8%            6.2%            3.4%           (3.1%)
        Primary earnings per Common Share growth                      (7.5%)          (6.6%)          14.6%          (21.8%)
        Common dividends paid per share growth                         1.7%            2.8%            2.9%            6.2%





(In millions, except per share amounts)                         1992            1991            1990
                                                                ----            ----            ----
Net Sales                                                       $707.0          $665.6          $596.8
Operating Costs and Expenses:
        Cost of products sold                                    241.4           233.3           214.4
        Selling, research and administrative expenses            334.3           313.3           278.3
        Provision for integration/restructuring                     --              --              --
                                                              --------          ------          ------
                                                                 575.7           546.6           492.7
                                                              --------          ------          ------
Operating Earnings                                               131.3           119.0           104.1
Other Income (Expense):
        Investment and other income                                3.2             5.0             4.9
        Interest expense                                          (0.3)           (0.2)           (1.6)
                                                              --------          ------          ------
                                                                   2.9             4.8             3.3
                                                              --------          ------          ------
Earnings Before Income Taxes                                     134.2           123.8           107.4
Income Taxes                                                      52.2            48.3            41.9
Cumulative Effect of Accounting Changes, net                        --              --              --
                                                              --------          ------          ------
Net Earnings                                                     $82.0           $75.5           $65.5
                                                              ========          ======          ======
Earnings per Common Share:
        Primary                                                   $2.71           $2.47           $2.12
        Fully diluted                                             $2.58           $2.36           $2.02
        Fully diluted (before integration/restructuring)          $2.58           $2.36           $2.02

Cash Dividends Declared per Common Share                          $1.33           $1.20           $1.05
Average Number of Common Shares (in thousands):
        Primary                                               28,474          28,547          28,512
        Fully diluted                                         31,221          31,306          31,287

KEY STATISTICS
As Reported in the Company's Annual Reports
        Total assets                                            $510.6          $475.8          $427.4
        Non-U.S. sales                                          $160.5          $142.0          $121.8

        Long-term debt                                           $98.5           $99.0           $99.5
        Return on average common equity                           28.0%           29.7%           30.1%
        Return on sales                                           11.6%           11.3%           11.0%
        Sales growth                                               6.2%           11.5%           15.5%
        Primary earnings per Common Share growth                   9.7%           16.5%           20.5%
        Common dividends paid per share growth                    12.1%           14.9%           13.5%



(In millions, except per share amounts)                         1989            1988            1987            1986
                                                                ----            ----            ----            ----
Net Sales                                                       $516.7          $447.6          $385.9          $344.4
Operating Costs and Expenses:
        Cost of products sold                                    191.8           166.9           140.8           126.8
        Selling, research and administrative expenses            237.4           204.7           177.5           154.3
        Provision for integration/restructuring                     --              --              --              --
                                                              --------          ------          ------          ------
                                                                 429.2           371.6           318.3           281.1
                                                              --------          ------          ------          ------
Operating Earnings                                                87.5            76.0            67.6            63.3
Other Income (Expense):
        Investment and other income                                5.0             2.9             3.0             3.5
        Interest expense                                          (1.5)           (0.1)           (0.1)             --
                                                              --------          ------          ------          ------
                                                                   3.5             2.8             2.9             3.5
                                                              --------          ------          ------          ------
Earnings Before Income Taxes                                      91.0            78.8            70.5            66.8
Income Taxes                                                      35.1            30.4            29.9            31.3
Cumulative Effect of Accounting Changes, net                        --              --              --              --
                                                              --------          ------          ------          ------
Net Earnings                                                     $55.9           $48.4           $40.6           $35.5
                                                               ========          ======          ======         ======
Earnings per Common Share:
        Primary                                                   $1.76           $1.57           $1.29          $1.12
        Fully diluted                                             $1.72              --              --             --
        Fully diluted (before integration/restructuring)          $1.72              --              --             --

Cash Dividends Declared per Common Share                          $0.92           $0.82           $0.75          $0.69
Average Number of Common Shares (in thousands):
        Primary                                               30,224          30,747          31,403            31,814
        Fully diluted                                         31,696              --              --                --

KEY STATISTICS
As Reported in the Company's Annual Reports
        Total assets                                            $369.2          $318.5          $286.9          $269.6
        Non-U.S. sales                                           $98.3           $85.5           $69.0           $56.3

        Long-term debt                                          $100.0              --              --              --
        Return on average common equity                           25.8%           22.2%           19.9%           17.8%
        Return on sales                                           10.8%           10.8%           10.5%           10.3%
        Sales growth                                              15.4%           16.0%           12.0%            7.8%
        Primary earnings per Common Share growth                  12.1%           21.7%           15.2%           (4.3%)
        Common dividends paid per share growth                    11.3%            9.6%            7.4%            7.9%


Notes: On June 28, 1996 the Company acquired Dearborn -- see note 2.
       1993 includes the cumulative effect of accounting changes relating to income taxes, retiree health benefits and pensions amounting to primary and fully diluted earnings per share of $.07.

OFFICERS AND DIRECTORS AND SHAREHOLDERS' INFORMATION
BetzDearborn Inc.
--------------------------------------------------------------------------------
DIRECTORS

William R. Cook
     Chairman of the Board,
     President and Chief Executive Officer,
     BetzDearborn Inc.

John W. Boyer, Jr.
     Retired Chief Executive Officer,
     Philadelphia Suburban Corporation

Patrick F. Brennan
     Retired President, Chief Executive Officer and Chief Operating Officer,
     Consolidated Papers, Inc.

Carolyn S. Burger
     C. B. Associates, Inc.

George A. Butler
     Retired President,
     CoreStates Financial Corp.

Alan R. Hirsig
     President and Chief Executive Officer,
     ARCO Chemical Company

John F. McCaughan
     President,
     BetzDearborn Foundation

John A. Miller
     Chairman, Investment Committee,
     Provident Mutual Life Insurance Company

John R. Quarles, Jr., Esq.
     Partner, Morgan, Lewis & Bockius

John A. H. Shober
     Retired President and
     Chief Executive Officer,
     Penn Virginia Corporation

Geoffrey Stengel, Jr.
     President, Envirite Corporation

Robert L. Yohe
     Retired Vice Chairman,
     Olin Corporation

ADMINISTRATIVE COMMITTEE

William R. Cook, Chairman
John F. McCaughan


AUDIT COMMITTEE

George A. Butler, Chairman
John W. Boyer, Jr.
Patrick F. Brennan
John A. Miller
John R. Quarles, Jr.
John A. H. Shober


OFFICERS

William R. Cook
Robert B. Allahand
June B. Barry
Edward G. Birnstiel
William C. Brafford
Dwight P. Davis
Richard A. Heberle
John L. Holland
George L. James, III
Ronald A. Kutsche
Richard L. Morris
J. Patrick Prader
Ian Priestnell
Larry V. Rankin

PRESIDENTS OF GLOBAL BUSINESS UNITS

John L. Holland
     BetzDearborn Water Management Group

Ronald A. Kutsche
     BetzDearborn Paper Process Group

John F. Elliott
     BetzDearborn Hydrocarbon Process Group

William A. Micsky
     BetzDearborn Metals Process Group

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


INVESTOR RELATIONS CONTACT

W. T. Drury, Jr.
     Assistant Vice President --
     Investor Relations
     (215) 953-2355


ANNUAL MEETING

The next Annual Meeting of BetzDearborn Inc. will take place on April 10, 1997 at 11 a.m. Daylight Savings Time in the Corporate Training Center at Corporate Headquarters, 4636 Somerton Road, Trevose, Pennsylvania.

          EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (In millions, except per share amounts)



                                                                               Year Ended December 31,
                                                                          1996          1995           1994
                                                                        ----------    ----------    -----------

PRIMARY EARNINGS PER SHARE

Net earnings                                                                $64.3         $68.3          $73.2
Effect of preferred stock dividends, net of taxes                            (5.3)         (4.9)          (4.9)
                                                                        ---------     ---------     ----------
                                                                            $59.0         $63.4          $68.3
                                                                        =========     =========     ==========

Average Common Shares outstanding                                            27.8          27.7           27.9
Common stock equivalents                                                      0.3           0.2            0.2
                                                                        ---------     ---------     ----------
Average number of Common Shares - primary                                    28.1          27.9           28.1
                                                                        =========     =========     ==========
Primary earnings per Common Share                                           $2.10         $2.27          $2.43
                                                                        =========     =========     ==========


FULLY DILUTED EARNINGS PER SHARE

Net earnings                                                                $64.3         $68.3          $73.2
Effect of ESOP charge to operations assuming
   conversion of Series A ESOP Convertible
   Preferred Shares, net of taxes                                            (2.6)         (2.1)          (2.2)
                                                                        ---------     ---------     ----------
                                                                            $61.7         $66.2          $71.0
                                                                        =========     =========     ==========

Average Common Shares outstanding                                            27.8          27.7           27.9
Common stock equivalents                                                      0.4           0.2            0.2
Assumed conversion of Series A ESOP Convertible
   Preferred Shares                                                           2.7           2.8            2.8
                                                                        ---------     ---------     ----------
Average number of Common Shares - fully diluted                              30.9          30.7           30.9
                                                                        =========     =========     ==========

Fully diluted earnings per Common Share                                     $2.00         $2.16          $2.30
                                                                        =========     =========     ==========

Common stock equivalents reflect the assumed exercise of dilutive employees' stock options using the treasury stock method.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETZDEARBORN INC.


By:      /s/ William R. Cook                     Date:  March 27, 1997
       -----------------------------------
         William R. Cook,
         Chairman, President and
         Chief Executive Officer

By:       /s/ George L. James, III               Date:  March 27, 1997
       -----------------------------------
         George L. James, III
         Vice President and
         Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:       /s/ John F. McCaughan                 Date:  March 27, 1997
       -----------------------------------
         John F. McCaughan,
         Director

By:       /s/ John W. Boyer, Jr.                Date:  March 27, 1997
       -----------------------------------
         John W. Boyer, Jr.,
         Director

By:       /s/ Patrick F. Brennan                Date:  March 27, 1997
       -----------------------------------
         Patrick F. Brennan,
         Director

By:       /s/ Carolyn S. Burger                 Date:  March 27, 1997
       -----------------------------------
         Carolyn S. Burger,
         Director

By:       /s/ George A. Butler                  Date:  March 27, 1997
       -----------------------------------
         George A. Butler,
         Director

By:      /s/ William R. Cook                    Date:  March 27, 1997
       -----------------------------------
         William R. Cook,
         Director

By:       /s/ Alan R. Hirsig                    Date:  March 27, 1997
       -----------------------------------
         Alan R. Hirsig,
         Director

By:       /s/ John A. Miller                    Date:  March 27, 1997
       -----------------------------------
         John A. Miller,
         Director

By:       /s/ John Quarles                      Date:  March 27, 1997
       -----------------------------------
         John Quarles,
         Director

By:       /s/ John A. H. Shober                 Date:  March 27, 1997
       -----------------------------------
         John A. H. Shober,
         Director

By:       /s/ Geoffrey Stengel, Jr.             Date:  March 27, 1997
       -----------------------------------
         Geoffrey Stengel, Jr.,
         Director

By:       /s/ Robert L. Yohe                    Date:  March 27, 1997
       -----------------------------------
         Robert L. Yohe,
         Director