Form 10-Q
period 1997-03-31
BETZDEARBORN INC
filed 1997-05-15
CIK 11884

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                      -------------------------------------

                        QUARTERLY REPORT UNDER SECTION 13

                           OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                      -------------------------------------

For Quarter Ended March 31, 1997
Commission File Number:  0-2085


                                BETZDEARBORN INC.
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                             23-1503731
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   4636 Somerton Road, Trevose, PA                                   19053
----------------------------------------                          ----------
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

             28,765,286 Common Shares outstanding as of May 8, 1997.

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                                            Three Months Ended
                                                                 March 31,
                                                            1997          1996
                                                            ----          ----
Net Sales                                                  $306.4        $199.5

Operating Costs and Expenses:
    Cost of products sold                                   122.2          76.9
    Selling, research and administrative                    137.0          90.9
    Integration/restructuring                                 6.6           0.0
                                                           ------        ------
                                                            265.8         167.8

                         OPERATING EARNINGS                  40.6          31.7

Other Income (Expense):
    Investment and other income                              (0.4)          0.3
    Interest                                                (11.4)         (0.5)
                                                           ------        ------
                                                            (11.8)         (0.2)
                                                           ------        ------

               EARNINGS BEFORE INCOME TAXES                  28.8          31.5

Income Taxes                                                 10.2          11.8
                                                           ------        ------

                               NET EARNINGS                $ 18.6        $ 19.7
                                                           ======        ======


Net earnings per Common Share:

    Primary                                                $  .59        $  .66
                                                           ======        ======

    Fully diluted                                          $  .56        $  .62
                                                           ======        ======

Cash dividends declared per Common Share                   $ .375        $  .37
                                                           ======        ======

Average number of Common Shares:

    Primary                                                  29.1          27.8
                                                           ======        ======

    Fully diluted                                            31.8          30.7
                                                           ======        ======


See notes to consolidated financial statements.

BETZDEARBORN INC.
Consolidated Balance Sheets (In millions except share amounts)




ASSETS                                                          March 31, 1997     December 31, 1996
                                                                --------------     -----------------
CURRENT ASSETS
   Cash and cash equivalents                                        $   36.8            $   38.2
   Trade accounts receivable,
     less allowances:
       1997--$7.8; 1996--$7.6                                          258.9               243.2

   Inventories:
     Finished products and goods
       purchased for resale                                             51.6                54.5

     Raw materials                                                      45.3                42.2
                                                                    --------            --------
                                                                        96.9                96.7

   Income taxes                                                         21.1                31.1
   Prepaid expenses and other                                           30.6                29.5
                                                                    --------            --------

                        TOTAL CURRENT ASSETS                           444.3               438.7



PROPERTY, PLANT AND EQUIPMENT--at cost

   Land                                                                 36.1                38.9
   Buildings                                                           214.7               221.9
   Machinery and equipment                                             528.0               531.0
   Construction in progress                                             16.2                11.9
                                                                    --------            --------
                                                                       795.0               803.7


   Allowance for depreciation (deduction)                             (385.3)             (374.7)
                                                                    --------            --------

                                                                       409.7               429.0



OTHER ASSETS

   Investments and other                                                15.7                16.6

   Goodwill - net of accumulated amortization:
       1997 -- $9.7; 1996 -- $7.1                                      432.6               449.9
   Other Intangibles - net of accumulated
     amortization:

       1997 -- $5.4; 1996 -- $4.3                                       83.0                84.1
                                                                    --------            --------
                                                                       531.3               550.6
                                                                    --------            --------
                                                                    $1,385.3            $1,418.3
                                                                    ========            ========

See notes to consolidated financial statements.





     LIABILITIES AND SHAREHOLDERS' EQUITY                                              March 31, 1997     December 31, 1996
                                                                                       --------------     -----------------
     CURRENT LIABILITIES
       Trade accounts payable                                                            $   73.8            $   68.9
       Payroll and related taxes                                                             34.1                47.8
       Notes payable                                                                          0.8                 0.8
       Accrued restructuring costs                                                           20.9                30.9
       Other accrued liabilities                                                             56.2                67.5
       Income taxes                                                                           5.9                 0.0
       Dividends payable                                                                      0.0                10.6
       Current portion of long-term debt                                                      1.0                 1.0
                                                                                         --------            --------
                                       TOTAL CURRENT LIABILITIES                            192.7               227.5


     LONG-TERM DEBT--less portion classified as current                                     727.2               744.5

     LONG-TERM LIABILITIES

       Income taxes                                                                          10.5                12.4
       Employee benefit plans                                                                42.9                44.3
       Other                                                                                  4.6                 4.1
                                                                                         --------            --------
                                                                                             58.0                60.8

     SHAREHOLDERS' EQUITY
       Preferred Shares -- Authorized - 1,000,000
        shares, $.10 par value, voting
         Series A ESOP Convertible, 8% Cumulative, stated
         at aggregate liquidation preference; Issued:
           1997 -- 480,077 shares;
           1996 -- 481,780 shares                                                            96.0                96.4
       Guarantee of related ESOP debt                                                       (89.7)              (90.0)
                                                                                         --------            --------
                                                                                              6.3                 6.4

       Common Shareholders' Equity
         Common Shares -- Authorized - 90,000,000
           shares, $.10 par value;
           Issued (including treasury shares):
               1997 -- 33,636,141 shares;
               1996 -- 33,637,359 shares                                                      3.4                 3.4
         Capital in excess of par value of shares                                           107.1                93.8
         Retained earnings                                                                  484.2               463.9
         Cost of Common Shares in treasury:
             1997 -- 4,916,821 shares;
             1996 -- 5,509,124 shares                                                      (175.2)             (188.0)
         Unearned compensation                                                               (4.0)               (4.2)
         Foreign currency translation adjustments                                           (14.4)               10.2
                                                                                         --------            --------


                                     COMMON SHAREHOLDERS' EQUITY                            401.1               379.1
                                                                                         --------            --------

                                      TOTAL SHAREHOLDERS' EQUITY                            407.4               385.5
                                                                                         --------            --------
                                                                                         $1,385.3            $1,418.3
                                                                                         ========            ========

See notes to consolidated financial statements.

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                    1997          1996
                                                                                    ----          ----
OPERATING ACTIVITIES
    Net earnings                                                                    $18.6         $19.7
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation                                                               16.4          13.7
          Amortization                                                                3.8           0.3
          Compensation and employee benefit plans                                     2.5           2.2
          Other, net                                                                 (0.1)          0.1
          Changes in operating assets and liabilities, net of business acquisitions:
                 Accounts receivable                                                (15.6)         (3.5)
                 Inventories                                                         (3.0)         (1.1)
                 Prepaid expenses and other                                          (1.2)         (0.5)
                 Accounts payable and accrued expenses                               (7.5)         (2.2)
                                                                                    -----         -----

                               NET CASH PROVIDED BY OPERATING ACTIVITIES             13.9          28.7


INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                  (13.0)        (15.0)
    Proceeds from sales of long-term assets                                           6.0           0.2
    Purchases of businesses and long-term investments                                (0.6)         (4.6)
    Other, net                                                                        1.4           1.0
                                                                                    -----         -----

                                   NET CASH USED IN INVESTING ACTIVITIES             (6.2)        (18.4)


FINANCING ACTIVITIES
    Repayments under credit facilities                                             (135.0)          -
    Borrowings under credit facilities                                              117.7           -
    Net short-term borrowings                                                         -             3.8
    Dividends paid                                                                  (12.5)        (12.2)
    Proceeds from issuance of common shares,
       including treasury shares                                                     22.4           0.3
                                                                                    -----         -----

                                   NET CASH USED IN FINANCING ACTIVITIES             (7.4)         (8.1)


    Effect of exchange rate changes on cash                                          (1.7)         (0.7)
                                                                                   ------         -----

                        (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (1.4)          1.5

    Cash and Cash Equivalents at Beginning of Year                                   38.2          13.9
                                                                                   ------         -----

                              CASH AND CASH EQUIVALENTS AT END OF PERIOD            $36.8         $15.4
                                                                                    =====         =====


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows in conformity with generally accepted accounting principles. The foregoing consolidated financial statements do include all adjustments, consisting only of normal recurring accruals, except for Restructuring/Integration discussed in Note 4, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. Certain amounts in the financial statements for the year ended December 31, 1996 and for the quarter ended March 31, 1996 have been reclassified to conform with 1997 classifications.


Note 2 - Common Shares Reserved for Stock Plans

         At March 31, 1997, 3,505,215 and 506,964 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. At the Company's Annual Meeting on April 10, 1997, the shareholders approved an amendment to the Employee Stock Option Plan of 1987 which provides for an additional 2,000,000 shares of the Company's common stock to be used for granting stock options to employees and members of the Board of Directors until April 10, 2007. Also at the Company's Annual Meeting, the shareholders approved adoption of the Employee Stock Purchase Plan of 1997 which provides for 400,000 shares of the Company's common stock to be purchased by U.S. employees of the Company through payroll deductions. Further, 2,666,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


Note 3 - Dearborn Business Acquisition

         On June 28, 1996, the Company acquired (the "Acquisition") the Dearborn business unit ("Dearborn") of W.R. Grace & Co. - Conn. ("Grace"). The Acquisition is accounted for using the purchase method of accounting. Had the Acquisition occurred as of January 1, 1996, unaudited pro forma results would have been (in millions, except per share amounts):

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      1997               1996
                                                      ----               ----
             Net Sales                              $306.4             $296.9
             Net Earnings                             18.6                7.3
             Net Earnings per Common Share:
                      Primary                          .59                .21
                      Fully Diluted                    .56                 --

         The pro forma results reflect adjustments for the three months ended March 31, 1996, primarily for the increased amortization and interest expense attributable to the Acquisition and the related tax effects. Potential cost savings, however, from combining Dearborn with the Company's operations are not reflected. Therefore, the pro forma results are not indicative of the results that would have occurred had the Acquisition actually been consummated on January 1, 1996, and are not intended to be a projection of future results or trends. The historical financial results of operations of Dearborn reflect the "carve out" of Dearborn from Grace. Certain selling, research and administrative expenses of Grace have been allocated to Dearborn on various bases, which, in the opinion of Grace's management, are reasonable. However, such expenses are not necessarily indicative of, and it is not practicable for management to estimate, the nature and level of expenses which might have been incurred if Dearborn had been operating as a separate independent company.


Note 4 - Restructuring/Integration

         To continue to achieve the planned reductions in operating costs and to integrate the operations of the former Betz Laboratories, Inc. (Betz) and the former Dearborn business (Dearborn), the Company has incurred incremental and non-recurring expenses that are reported as Integration operating expenses.

         Integration expenses are incremental and non-recurring costs necessary to integrate Dearborn and Betz. Integration expenses for the three months ending March 31, 1997 amounted to $6.6 million and are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, transition administrative services fees, integration bonuses, training, travel and Betz employee relocation expenses.

         In connection with the Acquisition and associated restructuring decisions, a provision for restructuring was accrued in 1996. These costs are accrued when such decisions are announced and exit costs can be reasonably estimated. Cash payments of $9.1 million for these costs were made during the first quarter. The remaining reserve at March 31, 1997 is expected to be sufficient to complete these actions. Although most major integration and restructuring decisions have been made, there may be additional actions later in 1997. The Company anticipates the restructuring plans will be completed during 1997. Cash flows from operations and available financing sources will be sufficient to implement the intended actions.


Note 5 - Long-Term Debt

         On June 28, 1996, the Company entered into a Revolving Credit Agreement (the "Revolver") with a syndicate of banks to fund the Acquisition. In addition to cash borrowings made to finance the Acquistion, $103 million of commitments under the Revolver were used to obtain a Letter of Credit which secured a $100 million promissory note payable to W.R. Grace & Co. - Conn. The note matured on January 2, 1997 and was refinanced using proceeds from additional borrowings under the Revolver.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

Results of Operations -- First Quarter

         The acquisition of the Dearborn Business ("Dearborn") from W.R. Grace & Co. - Conn. ("Grace") on June 28, 1996 significantly impacts the comparability of results for the first quarter of 1997 to the 1996 first quarter. The subsequent integration of this business makes it impracticable to segregate the first quarter 1997 Dearborn results from the remainder of the Company's operations. Consequently, only pro forma sales comparisons, adding the 1996 first quarter Dearborn sales (as provided by Grace) to the sales reported in the first quarter of 1996, can be discussed. The remainder of the discussion will primarily focus on results of operations as a percentage of sales.

         Net earnings, excluding the 1997 integration expenses, increased to $22.8 million from $19.7 million in 1996 and fully diluted earnings per share, also excluding integration, increased 13% to $0.70 from $0.62. Net earnings for the quarter, as reported, decreased $1.1 million to $18.6 million and fully diluted earnings per share declined 10% to $0.56.

         First quarter net sales, as reported, increased 54% from $199.5 million in 1996 to $306.4 million in 1997. On a pro forma basis quarterly sales increased 3% in U.S. dollars and 5% in local currencies. U.S. sales declined 1% from the prior year's pro forma level, while sales outside the U.S. increased 8% in U.S. dollars and 12% in local currencies. Local currency pro forma Canadian sales were up strongly at almost 20%, Latin American sales were up in the mid teen range and Asia Pacific sales increased approximately 30%. The double-digit increases in these regions are partially offset by a European local currency pro forma sales percent increase in the mid single-digit range. The European and U.S. regions were especially impacted by non-recurring computer system integration problems and integration activities involving the field sales force which impinged on sales time.

         Worldwide first quarter sales recorded by the Water Management Group global business unit, on a pro forma basis, are essentially flat in U.S. dollars and up in the low single-digit percentage range in local currencies. In the U.S., pro forma sales are lower than last year, while local currency pro forma percentage increases outside the U.S. are in the upper single-digit range.

         The combined process chemical global business units increased pro forma net sales by approximately 8%, with the U.S. reporting a percentage increase in the mid single-digit range, while units outside the U.S. reported local currency increases in the mid teen range. All global process chemical units reported increased sales on a pro forma basis. The Paper Process Group, the largest of the three process chemical groups, reported a solid double-digit sales growth in local currencies. The Metals Process Group also continued to achieve impressive sales growth recording a sales increase of approximately 20%. The Hydrocarbon Process Group reported a local currency sales percentage increase in the mid single-digit range.

         The Company's gross profit margin decreased from 61.5% of net sales in 1996 to 60.1% in 1997. This deterioration in the gross profit margin is primarily due to sales included in the 1997 Statement of Operations that are attributable to the Dearborn acquisition which historically generated gross profit margins at a rate lower than the Company's pre-acquisition margins. It is impractical to quantify this impact on the first quarter margins since Dearborn customer accounts are integrated with the remainder of the Company's accounts and "cross-selling" of product offerings has occurred. The first quarter gross margin percentage slightly improved from the 59.4% recorded in the fourth quarter of 1996.

         Selling, research and administrative expenses, as a percent of net sales, decreased from 45.6% in 1996 to the current quarter's level of 44.7%. The 1997 expenses also include $3.8 million of intangible amortization, primarily attributable to the Dearborn acquisition, which is a $3.5 million increase over the 1996 level. Selling, research and administrative expenses, as a percent of net sales, excluding intangible amortization are 43.5%. The decline is primarily due to savings achieved from the Company's 1995 and 1996 restructuring actions targeted at reducing operating expenses as a percent of sales and integrating the Dearborn operations.

         Integration expenses for the three months ending March 31, 1997 amounted to $6.6 million and are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, transition administrative service fees, integration bonuses, training, travel and Betz employee relocation expenses.

         Investment and other income declined $0.7 million from 1996 primarily due to foreign exchange losses. In addition, the cost of financing the Dearborn acquisition caused the significant increase in interest expense during the first quarter of 1997 compared to the first quarter of last year.

         The effective income tax rate decreased to 35.5% in 1997 from 37.5% in 1996, reflecting the benefits from tax planning initiatives.

Capital Resources and Liquidity

         The $40.4 million increase in working capital since 1996 year end is mainly due to a $15.6 million increase in accounts receivable. These receivables are higher principally due to delays in customer invoicing from non-recurring computer system processing delays as a result of the integration of systems. This increase in receivables and cash payments to meet restructuring and payroll liabilities are the principal reasons for the $14.8 million decline in cash provided from operations in the current year first quarter compared to the same quarter last year.

         During the first three months of 1997, expenditures for property, plant and equipment were $13.0 million, a $2.0 million decrease from 1996. The Company anticipates that capital expenditures for 1997 will be approximately $100 - 110 million. Major projects include the installation of SAP financial systems and capacity expansions at the Company's production facility in Beaumont, Texas and at other plants outside the U.S. Proceeds from sales of long-term assets are $5.8 million higher than the first quarter of 1996 mainly due to proceeds from the sale of the Company's former Canadian headquarters.

         Approximately one-half of the Company's assets are outside the U.S. The stronger U.S. dollar relative to most currencies is the primary cause for declines in non-U.S. assets such as property, plant and equipment and goodwill, with the offsetting impact included in the foreign currency translation adjustments section of shareholders' equity.


         The Company reduced its long-term debt by $17.3 million in the first quarter with proceeds from the issuance of common shares under its employee stock option plans.

         At March 31, 1997, borrowings available under the Revolving Credit Agreement are $137 million. The Company expects that available lines of credit plus cash balances and cash generated from operations will be sufficient to fund operating, dividend and capital requirements.

Impact of Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.

Forward-Looking Information

         Pursuant to the "Safe Harbor" provisions under the Private Securities Litigation Act of 1995, certain forward-looking statements made in this communication concerning such issues as sales, income, profitability, foreign currency fluctuations, cost savings and restructuring and integration progress are subject to a number of risks that could cause actual results to differ materially from those anticipated. For example, timeliness could be longer than expected, there may be unforeseen execution difficulties, or market, economic, or competitive conditions could alter expected results. In addition to the forward looking statements, the reader is cautioned that pro forma sales comparisons are the Company's best estimates based on 1996 pre-acquisition Dearborn sales that we believe to be reasonable.


PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

         There have been no material developments in the cases of Katherine Adams, et al. v. Pacific Gas and Electric, et al. and Danny Aguayo, et al. v. Betz Laboratories, Inc., et al., nor in the pending proceedings to which the Company is a "Potentially Responsible Party" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") during the quarter for which this report is filed. The Company is a "Potentially Responsible Party" under CERCLA at ten (10) sites. See the discussion under Item 3, "Pending Legal Proceedings," of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 10, 1997. Proxies were solicited by the Board of Directors of the Company ("Board") pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation of proxies in opposition to the Board's nominees for Director. All such nominees were elected. The firm of Ernst & Young LLP was elected as the Company's independent auditors for the year 1997.

         The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:





         Election of Directors
         ---------------------

               Nominee                        For             Against      Abstained      Not Voted
               -------                        ---             -------      ---------      ---------
         John F. McCaughan                25,061,402          176,362             --      3,005,658
         John Quarles                     24,532,340          705,424             --      3,005,658
         Robert L. Yohe                   25,060,506          177,258             --      3,005,658


         Approval of Amendment to Company's Stock Option Plan of 1987
         ------------------------------------------------------------

                                              For             Against      Abstained      Not Voted
                                              ---             -------      ---------      ---------

                                          19,146,110        4,642,362        110,704      4,344,246


         Approval of Proposed Employee Stock Purchase Plan of 1997
         ---------------------------------------------------------

                                              For             Against      Abstained      Not Voted
                                              ---             -------      ---------      ---------
                                          23,586,996          222,949         89,232      4,344,245


         Election of Independent Auditors
         --------------------------------

                                              For             Against      Abstained      Not Voted
                                              ---             -------      ---------      ---------
         Ernst & Young LLP                25,194,003           24,990         18,771      3,005,658




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


                                               BETZDEARBORN INC.
                                               -----------------
                                                  (Registrant)


Date:  May 15, 1997                            By:      s/George L. James
                                                  -----------------------------
                                                         George L. James
                                                     Vice President - Finance


Date:  May 15, 1997                            By:     s/William C. Brafford
                                                  -----------------------------
                                                       William C. Brafford
                                                         Vice President,
                                                  Secretary and General Counsel