Form 10-Q
period 1997-06-30
BETZDEARBORN INC
filed 1997-08-14
CIK 11884

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

For Quarter Ended June 30, 1997

Commission File Number: 0-2085


                                BETZDEARBORN INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                             23-1503731
--------------------------------                -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

   4636 Somerton Road, Trevose, PA                      19053
---------------------------------------               --------
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

                                    Yes  X   No
                                        ---     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           28,972,711 Common Shares outstanding as of August 8, 1997.


                                     1 of 11

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)


                                                   Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                   1997        1996       1997        1996
                                                   ----        ----       ----        ----

Net Sales                                         $322.4      $210.1     $628.8      $409.6

Operating Costs and Expenses:
         Cost of products sold                     128.9        80.8      251.1       157.7
         Selling, research and administrative      140.7        92.7      277.7       183.5
         Integration/restructuring                   8.7         0.4       15.3         0.4
                                                  ------      ------     ------      ------
                                                   278.3       173.9      544.1       341.6
                  OPERATING EARNINGS                44.1        36.2       84.7        68.0

Other Income (Expense):
         Investment and other income                 0.2        (0.8)      (0.2)       (0.5)
         Interest                                  (11.6)       (0.5)     (23.0)       (1.1)
                                                  ------      ------     ------      ------
                                                   (11.4)       (1.3)     (23.2)       (1.6)
                                                  ------      ------     ------      ------
                  EARNINGS BEFORE INCOME TAXES      32.7        34.9       61.5        66.4

Income Taxes                                        11.6        12.6       21.8        24.4
                                                  ------      ------     ------      ------
                  NET EARNINGS                    $ 21.1      $ 22.3     $ 39.7      $ 42.0
                                                  ======      ======     ======      ======
Net earnings per Common Share:

         Primary                                  $  .67      $  .75     $ 1.26      $ 1.41
                                                  ======      ======     ======      ======
         Fully diluted                            $  .64      $  .71     $ 1.20      $ 1.33
                                                  ======      ======     ======      ======
Cash dividends declared per Common Share          $ .375      $  .37     $  .75      $  .74
                                                  ======      ======     ======      ======
Average number of Common Shares:

         Primary                                    29.5        28.0       29.3        27.9
                                                  ======      ======     ======      ======
         Fully diluted                              32.3        30.7       32.0        30.7
                                                  ======      ======     ======      ======


                See notes to consolidated financial statements.


                                     2 of 11

BETZDEARBORN INC.
Consolidated Balance Sheets (In millions, except share amounts)


ASSETS                                                                June 30, 1997        December 31, 1996
                                                                      -------------        -----------------
CURRENT ASSETS
   Cash and cash equivalents                                             $   37.2              $   38.2
   Trade accounts receivable, less allowances:
     1997 -- $7.0; 1996 -- $7.6                                             284.7                 243.2

   Inventories:
     Finished products and goods
       purchased for resale                                                  55.4                  54.5
     Raw materials                                                           46.4                  42.2
                                                                         --------              --------
                                                                            101.8                  96.7

   Income taxes                                                              21.1                  31.1
   Prepaid expenses and other                                                35.7                  29.5
                                                                         --------              --------
                     TOTAL CURRENT ASSETS                                   480.5                 438.7


PROPERTY, PLANT AND EQUIPMENT--at cost

  Land                                                                       36.1                  38.9
  Buildings                                                                 215.4                 221.9
  Machinery and equipment                                                   526.7                 531.0
  Construction in progress                                                   23.8                  11.9
                                                                         --------              --------
                                                                            802.0                 803.7

  Allowance for depreciation (deduction)                                   (399.5)               (374.7)
                                                                         --------              --------
                                                                            402.5                 429.0

OTHER ASSETS

  Investments and other                                                      17.4                  16.6

  Goodwill - net of accumulated amortization:
    1997 -- $10.5; 1996 -- $7.1                                              452.7                 449.9
  Other Intangibles - net of accumulated amortization:
    1997 -- $8.1; 1996 -- $4.3                                               83.0                  84.1
                                                                         --------              --------
                                                                            553.1                 550.6
                                                                         --------              --------
                                                                         $1,436.1              $1,418.3
                                                                         ========              ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                                 $   73.7              $   68.9
  Payroll and related taxes                                                  31.5                  47.8
  Notes payable                                                               0.8                   0.8
  Accrued restructuring costs                                                24.6                  30.9
  Other accrued liabilities                                                  57.7                  67.5
  Income taxes                                                                1.1                    --
  Dividends payable                                                          10.8                  10.6
  Current portion of long-term debt                                           1.0                   1.0
                                                                         --------              --------
                    TOTAL CURRENT LIABILITIES                               201.2                 227.5

LONG-TERM DEBT--less portion classified as current                          754.3                 744.5

LONG-TERM LIABILITIES
  Income taxes                                                               19.6                  12.4
  Employee benefit plans                                                     47.8                  44.3
  Other                                                                       4.6                   4.1
                                                                         --------              --------
                                                                             72.0                  60.8
SHAREHOLDERS' EQUITY
  Preferred Shares -- Authorized - 1,000,000
   shares, $.10 par value, voting
  Series A ESOP Convertible, 8% Cumulative, stated at aggregate liquidation preference; Issued:
           1997 -- 478,955 shares;
           1996 -- 481,780 shares;                                           95.8                  96.4
  Guarantee of related ESOP debt                                            (89.4)                (90.0)
                                                                         --------              --------
                                                                              6.4                   6.4
  Common Shareholders' Equity
    Common Shares -- Authorized - 90,000,000
      shares, $.10 par value;
             Issued (including treasury shares):
                 1997 -- 33,634,239 shares;
                 1996 -- 33,637,359 shares;                                   3.4                   3.4
    Capital in excess of par value of shares                                111.4                  93.8
    Retained earnings                                                       481.8                 463.9
    Cost of Common Shares in treasury:
        1997 -- 4,747,476 shares;
        1996 -- 5,509,124 shares                                           (171.0)               (188.0)
    Unearned compensation                                                    (4.4)                 (4.2)
    Foreign currency translation adjustments                                (19.0)                 10.2
                                                                         --------              --------
             COMMON SHAREHOLDERS' EQUITY                                    402.2                 379.1
                                                                         --------              --------
             TOTAL SHAREHOLDERS' EQUITY                                     408.6                 385.5
                                                                         --------              --------
                                                                         $1,436.1              $1,418.3
                                                                         ========              ========

                See notes to consolidated financial statements.


                                     3 of 11

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                            Six Months Ended
                                                                June 30,
                                                            1997         1996
                                                            ----         ----
OPERATING ACTIVITIES
   Net earnings                                           $  39.7      $  42.0
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation                                          32.8         27.3
       Amortization                                           7.5          0.6
       Compensation and employee benefit plans                5.4          4.8
       Other, net                                             0.2          0.1
       Changes in operating assets and liabilities,
         net of business acquisitions:
           Accounts receivable                              (41.9)       (18.0)
           Inventories                                       (9.0)         0.2
           Prepaid expenses and other                        (6.2)         8.1
           Accounts payable and accrued expenses            (16.4)       (12.1)
                                                          -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    12.1         53.0

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment           (30.8)       (28.2)
   Proceeds from sales of long-term assets                    6.0          0.9
   Purchases of businesses and long-term investments          0.2         (7.0)
   Purchase of the Dearborn Business, net of cash
     equivalents acquired                                     --        (540.4)
   Other, net                                                (1.0)         0.2
                                                          -------      -------
NET CASH USED IN INVESTING ACTIVITIES                       (25.6)      (574.5)

FINANCING ACTIVITIES
   Repayments of long-term debt                            (414.6)        (1.0)
   Borrowings classified as long-term debt                  424.4        574.4
   Net short-term borrowings                                  --          (9.7)
   Dividends paid                                           (25.2)       (24.4)
   Proceeds from issuance of common shares,
     including treasury shares                               29.5          0.9
                                                          -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    14.1        540.2

   Effect of exchange rate changes on cash                   (1.6)        (0.8)
                                                          -------      -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (1.0)        17.9

   Cash and Cash Equivalents at Beginning of Year            38.2         13.9
                                                          -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  37.2      $  31.8
                                                          =======      =======

                 See notes to consolidated financial statements.


                                     4 of 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows in conformity with generally accepted accounting principles. The foregoing consolidated financial statements do include all adjustments, consisting only of normal recurring accruals, except for Restructuring/Integration discussed in Note 4, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. Certain amounts in the financial statements for the year ended December 31, 1996 and for the quarter and six months ended June 30, 1996 have been reclassified to conform with 1997 classifications.


Note 2 - Common Shares Reserved for Stock Plans

         At June 30, 1997, 5,355,789 and 495,386 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. An additional 400,000 shares of the Company's common stock is reserved to be purchased by U.S. employees of the Company through payroll deductions under the terms of the Employee Stock Purchase Plan. Further, 2,706,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.


Note 3 - Dearborn Business Acquisition

         On June 28, 1996, the Company acquired (the "Acquisition") the Dearborn business unit ("Dearborn") of W.R. Grace & Co. - Conn. ("Grace"). The Acquisition is accounted for using the purchase method of accounting. Had the Acquisition occurred as of January 1, 1996, unaudited pro forma results would have been (in millions, except per share amounts):

                                                     Six Months Ended June 30
                                                     ------------------------
                                                       1997           1996
                                                       ----           ----
       Net Sales                                      $628.8         $611.0
       Net Earnings                                     39.7           25.3
       Net Earnings per Common Share:
           Primary                                      1.26            .81
           Fully Diluted                                1.20            .78

         The pro forma results reflect adjustments for the six months ended June 30, 1996, primarily for the increased amortization and interest expense attributable to the Acquisition and the related tax effects. Potential cost savings, however, from combining Dearborn with the Company's operations are not reflected. Therefore, the pro forma results are not indicative of the results that would have occurred had the Acquisition actually been consummated on January 1, 1996, and are not intended to be a projection of


                                     5 of 11
future results or trends. The historical financial results of operations of Dearborn reflect the "carve out" of Dearborn from Grace. Certain selling, research and administrative expenses of Grace have been allocated to Dearborn on various bases, which, in the opinion of Grace's management, are reasonable. However, such expenses are not necessarily indicative of, and it is not practicable for management to estimate, the nature and level of expenses which might have been incurred if Dearborn had been operating as a separate independent company.

Note 4 - Restructuring/Integration

         To continue to achieve the planned reductions in operating costs and to integrate the operations of the former Betz Laboratories, Inc. ("Betz") and the former Dearborn business, the Company has incurred incremental and non-recurring expenses that are reported as Integration operating expenses. Integration expenses for the second quarter and six months ending June 30, 1997 are $8.7 million and $15.3 million, respectively. These costs are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, transition administrative services fees, integration bonuses, training, travel and Betz employee relocation expenses.

         In connection with the Acquisition and associated restructuring/ integration decisions, a $26.0 million provision for restructuring was accrued in 1996 and included in Goodwill. These costs are accrued when such decisions are announced and exit costs can be reasonably estimated. During the 1997 second quarter, the Company announced the closure of the former Dearborn plant in Lake Zurich, IL. The 1996 provision included the shutdown of administrative and research facilities at this site and now the entire facility will be idled. As a result of this announcement, the Company reduced the value of the assets at this site to fair market value and increased its restructuring liabilities. Also, the Company completed the Dearborn acquisition purchase accounting during the second quarter and made final adjustments to all restructuring liabilities recorded as a result of the Dearborn acquisition. An additional $12.2 million provision for restructuring was recorded in the second quarter of 1997 for the closure of the remainder of Lake Zurich and for final adjustments to Dearborn restructuring liabilities.

         Cash payments of $16.3 million to meet restructuring obligations were made during the first half of 1997. The remaining reserve at June 30, 1997 is expected to be sufficient to complete these actions. Cash flows from operations and available financing sources will be sufficient to meet restructuring liabilities.


                                     6 of 11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

Results of Operations

         The acquisition of the Dearborn Business ("Dearborn") from W.R. Grace & Co. - Conn. ("Grace") on June 28, 1996 significantly impacts the comparability of results for the second quarter and first half of 1997 to 1996. The subsequent integration of this business makes it impracticable to segregate the 1997 Dearborn results from the remainder of the Company's operations. Consequently, only pro forma sales comparisons, adding the 1996 first half and second quarter Dearborn sales (as provided by Grace) to the sales reported in the second quarter of 1996 can be discussed. The remainder of the discussion will primarily focus on results of operations as a percentage of sales.

         Second quarter net earnings, excluding integration expenses, increased to a record $26.7 million from $22.7 million in 1996 and fully diluted earnings per share, also excluding integration, increased 14% to $0.81 from $0.71. Net earnings for the quarter, as reported, decreased $1.2 million to $21.1 million and fully diluted earnings per share declined 10% to $0.64. First half net earnings, excluding integration expenses, increased 17% to $49.6 million from $42.4 million in 1996 and fully diluted earnings per share, excluding integration, increased 14% to $1.51 from $1.33. Net earnings for the first six months of 1997, including integration/restructuring expenses, decreased $2.3 million to $39.7 million and fully diluted earnings per share declined 10% to $1.20.

         Second quarter net sales, as reported, increased 53% from $210.1 million in 1996 to $322.4 million in 1997. On a pro forma basis quarterly sales increased approximately 2% in U.S. dollars and 5% in local currencies. Current quarter U.S. sales increased 2% over the prior year's pro forma level, while sales outside the U.S. increased 2% in U.S. dollars, but approximately 8% in local currencies. Both the Latin American and Asia Pacific regions reported local currency percentage increases in the low double-digit range. The higher increases in these regions are partially offset by a European local currency pro forma sales percent increase in the mid single-digit range.

         Net sales for the first six months of 1997, as reported, increased 54% from $409.6 million in 1996 to $628.8 million in 1997. On a pro forma basis consolidated first half sales increased approximately 2% in U.S. dollars and 5% in local currencies. First half 1997 U.S. sales increased 2% over the prior year's pro forma level, while sales outside the U.S. increased 5% in U.S. dollars and approximately 10% in local currencies.

         Worldwide 1997 second quarter and first half sales recorded by the Water Management Group global business unit, on a pro forma basis, are essentially flat in U.S. dollars and up approximately 2% in local currencies. In the U.S., pro forma sales are lower than last year, while local currency percentage increases outside the U.S. are in the mid single-digit range. This business unit was particularly impacted by integration activities involving the field sales force which impinged on sales time. These activities involved training and cross-training the sales force on new technology. In addition computer system integration problems adversely affected deliveries and invoicing. Although integration continues to be a high priority, the involvement of the field sales force has been significantly reduced.


                                     7 of 11

         The combined process chemical global business units increased pro forma 1997 second quarter net sales by approximately 9%, with the U.S. reporting a percentage increase in the upper mid single-digit range, while units outside the U.S. reported local currency increases in the low double-digit range. All global process chemical units reported increased sales on a pro forma basis. For the second consecutive quarter the Paper Process Group, the largest of the three process chemical groups, reported a solid double-digit pro forma sales growth in local currencies over the comparable quarter of the prior year. The Hydrocarbon Process Group reported a local currency quarterly sales percentage increase in the mid single-digit range, which was slightly lower than the increases reported by the other process chemical units.

         The Company's quarterly gross profit margin decreased from 61.5% of net sales in 1996 to 60.0% in 1997. This deterioration in the gross profit margin is primarily due to sales included in the 1997 Statement of Operations that are attributable to the Dearborn acquisition which historically generated gross profit margins at a rate lower than the Company's pre-acquisition margins. It is impractical to quantify this impact on the second quarter margins since Dearborn customer accounts are integrated with the remainder of the Company's accounts and "cross-selling" of product offerings has occurred. The 1997 second quarter is the third consecutive quarter since the acquisition of Dearborn that the gross margin has been in the 60% range (59.4% in the fourth quarter of 1996 and 60.1% in the first quarter of 1997).

         Selling, research and administrative expenses, as a percent of net sales, decreased from 44.1% in 1996 to the current quarter's level of 43.6%. The 1997 expenses also include $3.7 million of intangible amortization, primarily attributable to the Dearborn acquisition, which is a $3.2 million increase over the 1996 level. Selling, research and administrative expenses, as a percent of net sales, excluding intangible amortization, are 42.5%. First half 1997 selling, research and administrative expenses, as a percent of net sales, excluding intangible amortization were 43.0% compared to 44.7% in 1996. These declines are primarily due to savings achieved from the Company's 1995 and 1996 restructuring and integration activities targeted at reducing operating expenses as a percent of sales and integrating the Dearborn operations.

         Integration expenses for the three and six months ending June 30, 1997 amounted to $8.7 million and $15.3 million, respectively, and are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, transition administrative service fees, integration bonuses, training, travel and Betz employee relocation expenses. The Company anticipates that integration/restructuring expenses for the remainder of 1997 will be dramatically less than the first half of the year since a majority of the integration activities are complete.

         During the second quarter, the Company announced the closure of the former Dearborn plant in Lake Zurich, IL, the last major decision under the Dearborn restructuring/integration process. In 1996, the Company announced the shutdown of administrative and research facilities at this site and now the entire facility will be idled. Also, the Company completed the Dearborn acquisition purchase accounting during the second quarter and made final adjustments to all assets acquired and restructuring liabilities recorded as a result of the Dearborn acquisition. These adjustments increased the estimated goodwill as of the acquisition date by $24.1 million to $444.5 million.


                                     8 of 11

         Investment and other income increased from 1996's second quarter and first half primarily due to interest income generated on higher average cash and cash equivalent balances. In addition, the cost of financing the Dearborn acquisition caused the significant increases in interest expense during the second quarter and first six months of 1997 over the comparable 1996 periods.

         The effective income tax rate decreased to 35.5% in 1997 from 36.7% in 1996, reflecting the benefits from tax planning initiatives.

Capital Resources and Liquidity

         The $68.1 million increase in working capital since 1996 year end is mainly due to a $41.5 million increase in accounts receivable. The receivables are higher principally due to delays in customer invoicing from non-recurring computer system processing delays as a result of the integration of systems. This increase in receivables and cash payments to meet restructuring and payroll liabilities are the principal reasons for the $40.9 million decline in cash provided from operations in the first half of 1997 compared to the same period last year. Cash proceeds from a $9.8 million net increase in long-term debt plus $29.5 million net proceeds from the issuance of common shares under the employee stock option plans primarily funded the increase in working capital.

         During the first six months of 1997, expenditures for property, plant and equipment were $30.8 million, a $2.6 million increase from 1996. The Company anticipates that capital expenditures for 1997 will be approximately $100 million. Major projects include the installation of SAP financial systems and capacity expansions at the Company's production facility in Beaumont, Texas and at other plants outside the U.S. Proceeds from sales of long-term assets are $5.0 million higher than the first six months of 1996 mainly due to proceeds from the sale of the Company's former Canadian headquarters.

         Approximately one-half of the Company's assets are outside the U.S. The stronger U.S. dollar relative to most currencies is the primary cause for declines in non-U.S. assets such as property, plant and equipment and goodwill, with the offsetting impact included in the foreign currency translation adjustments section of shareholders' equity.

         At June 30, 1997, borrowings available under the Revolving Credit Agreement are $164 million. The Company expects that available lines of credit plus cash balances and cash generated from operations will be sufficient to fund operating, dividend and capital requirements.

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


                                     9 of 11

Forward-Looking Information

         Pursuant to the "Safe Harbor" provisions under the Private Securities Litigation Act of 1995, certain forward-looking statements made in this communication concerning such issues as sales, income, profitability, foreign currency fluctuations, cost savings and restructuring and integration progress are subject to a number of risks that could cause actual results to differ materially from those anticipated. For example, timeliness could be longer than expected, there may be unforeseen execution difficulties, or market, economic, or competitive conditions could alter expected results. In addition to the forward-looking statements, the reader is cautioned that pro forma sales comparisons are the Company's best estimates based on 1996 pre-acquisition Dearborn sales.


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


                                    10 of 11

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      BETZDEARBORN INC.
                                                       (Registrant)



Date:  August 14, 1997                  By:  /s/ George L. James
                                             -----------------------------------
                                                 George L. James
                                                 Vice President - Finance



Date:  August 14, 1997                  By:  /s/ William C. Brafford
                                             -----------------------------------
                                                 William C. Brafford
                                                 Vice President,
                                                 Secretary and General Counsel


                                    11 of 11