Form 10-Q
period 1997-09-30
BETZDEARBORN INC
filed 1997-11-12
CIK 11884

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

For Quarter Ended September 30, 1997
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

          29,170,356 Common Shares outstanding as of November 7, 1997.

                                    1 of 12

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

                                                                                 Three Months Ended            Nine Months Ended
                                                                                    September 30,                 September 30,
                                                                                1997            1996           1997          1996
                                                                              --------        --------       --------      --------
Net Sales                                                                     $  331.8        $  304.2       $  960.6      $  713.8

Operating Costs and Expenses:
    Cost of products sold                                                        132.8           120.4          383.9         278.1
    Selling, research and administrative                                         144.6           140.3          422.2         323.9
    Integration/restructuring                                                      0.4            14.2           15.7          14.5
                                                                              --------        --------       --------      --------
                                                                                 277.8           274.9          821.8         616.5

                                        OPERATING EARNINGS                        54.0            29.3          138.8          97.3

Other Income (Expense):
    Investment and other income                                                   (0.6)           (0.4)          (0.8)         (0.9)
    Interest                                                                     (12.0)          (12.6)         (35.1)        (13.7)
                                                                              --------        --------       --------      --------
                                                                                 (12.6)          (13.0)         (35.9)        (14.6)
                                                                              --------        --------       --------      --------

                              EARNINGS BEFORE INCOME TAXES                        41.4            16.3          102.9          82.7

Income Taxes                                                                      14.7             5.4           36.5          29.8
                                                                              --------        --------       --------      --------

                                              NET EARNINGS                    $   26.7        $   10.9       $   66.4      $   52.9
                                                                              ========        ========       ========      ========


Net earnings per Common Share:

    Primary                                                                   $    .85        $    .34       $   2.11      $   1.75
                                                                              ========        ========       ========      ========

    Fully diluted                                                             $    .80        $    .33       $   2.00      $   1.66
                                                                              ========        ========       ========      ========

Cash dividends declared per Common Share                                      $    .38        $   .375       $   1.13      $  1.115
                                                                              ========        ========       ========      ========

Average number of Common Shares:

    Primary                                                                       29.7            28.1           29.4          28.0
                                                                              ========        ========       ========      ========

    Fully diluted                                                                 32.5            31.0           32.2          30.8
                                                                              ========        ========       ========      ========



See notes to consolidated financial statements.


                                    2 of 12

BETZDEARBORN INC.
Consolidated Balance Sheets (In millions, except share amounts)

ASSETS                                              September 30, 1997  December 31, 1996
                                                    ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                               $   45.8       $   38.2
   Trade accounts receivable,
     less allowances:
       1997--$7.2; 1996--$7.6                                 285.8          243.2

   Inventories:
     Finished products and goods
       purchased for resale                                    51.5           54.5
     Raw materials                                             47.9           42.2
                                                           --------       --------
                                                               99.4           96.7

   Income taxes                                                21.1           31.1
   Prepaid expenses and other                                  33.5           29.5
                                                           --------       --------

                        TOTAL CURRENT ASSETS                  485.6          438.7


PROPERTY, PLANT AND EQUIPMENT--at cost

   Land                                                        35.6           38.9
   Buildings                                                  213.9          221.9
   Machinery and equipment                                    532.3          531.0
   Construction in progress                                    35.4           11.9
                                                           --------       --------
                                                              817.2          803.7

   Allowance for depreciation (deduction)                    (411.7)        (374.7)
                                                           --------       --------

                                                              405.5          429.0



OTHER ASSETS

   Investments and other                                       17.6           16.6

   Goodwill - net of accumulated amortization:
       1997 -- $15.1;  1996 -- $7.1                           441.3          449.9
   Other Intangibles - net of accumulated amortization:
       1997 -- $7.4; 1996 -- $4.3                              81.3           84.1
                                                           --------       --------

                                                              540.2          550.6

                                                           --------       --------

                                                           $1,431.3       $1,418.3
                                                           ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY                  September 30, 1997    December 31, 1996
                                                      ------------------    -----------------
CURRENT LIABILITIES
   Trade accounts payable                                      $   72.6           $   68.9
   Payroll and related taxes                                       40.4               47.8
   Notes payable                                                   10.6                0.8
   Accrued restructuring costs                                     20.1               30.9
   Other accrued liabilities                                       45.3               67.5
   Income taxes                                                     5.5                0.0
   Dividends payable                                                0.0               10.6
   Current portion of long-term debt                                1.2                1.0
                                                               --------           --------
                            TOTAL CURRENT LIABILITIES             195.7              227.5

LONG-TERM DEBT--less portion classified as current                728.4              744.5

LONG-TERM LIABILITIES
   Income taxes                                                    20.0               12.4
   Employee benefit plans                                          48.6               44.3
   Other                                                            4.6                4.1
                                                               --------           --------
                                                                   73.2               60.8
SHAREHOLDERS' EQUITY
   Preferred Shares -- Authorized - 1,000,000
    shares, $.10 par value, voting
     Series A ESOP Convertible, 8% Cumulative, stated
     at aggregate liquidation preference; Issued:
       1997 -- 477,327 shares;
       1996 -- 481,780 shares                                      95.5               96.4
   Guarantee of related ESOP debt                                 (89.0)             (90.0)
                                                               --------           --------
                                                                    6.5                6.4
   Common Shareholders' Equity
     Common Shares -- Authorized - 90,000,000
       shares, $.10 par value;
       Issued (including treasury shares):
           1997 -- 33,631,330 shares;
           1996 -- 33,637,359 shares                                3.4                3.4
     Capital in excess of par value of shares                     115.7               93.8
     Retained earnings                                            509.0              463.9
     Cost of Common Shares in treasury:
         1997 -- 4,516,995 shares;
         1996 -- 5,509,124 shares                                (164.5)            (188.0)
     Unearned compensation                                         (3.7)              (4.2)
     Foreign currency translation adjustments                     (32.4)              10.2
                                                               --------           --------

                          COMMON SHAREHOLDERS' EQUITY             427.5              379.1
                                                               --------           --------

                           TOTAL SHAREHOLDERS' EQUITY             434.0              385.5
                                                               --------           --------

                                                               $1,431.3           $1,418.3
                                                               ========           ========

See notes to consolidated financial statements.

                                    3 of 12

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           1997              1996
                                                                                          -------           -------
OPERATING ACTIVITIES
    Net earnings                                                                          $  66.4           $  52.9
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation                                                                       48.9              44.1
          Amortization                                                                       11.5               4.3
          Compensation and employee benefit plans                                             7.6               8.0
          Provision for restructuring                                                          --               9.1
          Other, net                                                                          0.6               0.2
          Changes in operating assets and liabilities, net of business acquisitions:
                 Accounts receivable                                                        (43.0)            (21.2)
                 Inventories                                                                 (7.2)             (5.2)
                 Prepaid expenses and other                                                  (4.0)              1.0
                 Accounts payable and accrued expenses                                      (18.6)             18.5
                                                                                          -------           -------

                                       NET CASH PROVIDED BY OPERATING ACTIVITIES             62.2             111.7

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                          (54.8)            (41.4)
    Proceeds from sales of long-term assets                                                   8.0               1.7
    Purchases of businesses and long-term investments                                          --              (6.9)
    Purchase of the Dearborn Business, net of cash
        equivalents acquired                                                                   --            (544.5)
    Other, net                                                                               (1.0)             (0.3)
                                                                                          -------           -------

                                           NET CASH USED IN INVESTING ACTIVITIES            (47.8)           (591.4)

FINANCING ACTIVITIES
    Repayments of long-term debt                                                           (604.2)             (1.0)
    Borrowings classified as long-term debt                                                 587.5             566.0
    Net short-term borrowings                                                                 9.8             (17.2)
    Dividends paid                                                                          (38.0)            (36.5)
    Proceeds from issuance of common shares,
       including treasury shares                                                             39.8               3.4
                                                                                          -------           -------

                             NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (5.1)            514.7

    Effect of exchange rate changes on cash                                                  (1.6)              0.1
                                                                                          -------           -------

                                           INCREASE IN CASH AND CASH EQUIVALENTS              7.7              35.1

    Cash and Cash Equivalents at Beginning of Year                                           38.1              13.9
                                                                                          -------           -------

                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  45.8           $  49.0
                                                                                          =======           =======

See notes to consolidated financial statements.


                                    4 of 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows in conformity with generally accepted accounting principles. The foregoing consolidated financial statements do include all adjustments, consisting only of normal recurring accruals, except for Restructuring/Integration discussed in Note 4, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. Certain amounts in the financial statements for the year ended December 31, 1996 and for the quarter and nine months ended September 30, 1996 have been reclassified to conform with 1997 classifications.

Note 2 - Common Shares Reserved for Stock Plans

     At September 30, 1997, 5,130,590 and 498,170 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. An additional 400,000 shares of the Company's common stock is reserved to be purchased by U.S. employees of the Company through payroll deductions under the terms of the Employee Stock Purchase Plan. Further, 2,686,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.

Note 3 - Dearborn Business Acquisition

     On June 28, 1996, the Company acquired (the "Acquisition") the Dearborn business unit ("Dearborn") of W.R. Grace & Co. - Conn. ("Grace"). The Acquisition is accounted for using the purchase method of accounting. Had the Acquisition occurred as of January 1, 1996, unaudited pro forma results would have been (in millions, except per share amounts):


                                                 Nine Months Ended September 30
                                                 ------------------------------
                                                    1997                1996
                                                    ----                ----
        Net Sales                                  $960.6              $940.1
        Net Earnings                                 66.4                37.7
        Net Earnings per Common Share:
             Primary                                 2.11                1.21
             Fully Diluted                           2.00                1.17

     The pro forma results reflect adjustments for the nine months ended September 30, 1996, primarily for the increased amortization and interest expense attributable to the Acquisition and the related tax effects. Potential cost savings, however, from combining Dearborn with the Company's operations are not reflected. Therefore, the pro forma results are not indicative of the results that would have occurred had the Acquisition actually been consummated on January 1, 1996, and are not intended to be a projection of future results or trends. The historical financial results of operations of Dearborn included in the pro forma

                                    5 of 12
results reflect the "carve out" of Dearborn from Grace. Certain selling, research and administrative expenses of Grace have been allocated to Dearborn on various bases, which, in the opinion of Grace's management, are reasonable. However, such expenses are not necessarily indicative of, and it is not practicable for management to estimate, the nature and level of expenses which might have been incurred if Dearborn had been operated as a separate independent company.

Note 4 - Restructuring/Integration

     To continue to achieve the planned reductions in operating costs and to integrate the operations of the former Betz Laboratories, Inc. ("Betz") and the former Dearborn business, the Company has incurred incremental and non-recurring expenses that are reported as Integration operating expenses. Integration expenses for the third quarter and nine months ending September 30, 1997 are $0.4 million and $15.7 million, respectively. These costs are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, transition administrative services fees, integration bonuses, training, travel and Betz employee relocation expenses.

     Cash payments of $20.4 million to meet restructuring obligations were made during the first nine months of 1997. The remaining reserve at September 30, 1997 is expected to be sufficient to complete these actions. Cash flows from operations and available financing sources will be sufficient to meet restructuring liabilities.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

Results of Operations

     The acquisition of the Dearborn Business ("Dearborn") from W.R. Grace & Co.
- Conn. ("Grace") on June 28, 1996 significantly impacts the comparability of results for the third quarter and first nine months of 1997 to 1996 since only two months of Dearborn non-North America operations were included in the same periods of 1996. The subsequent integration of this business makes it impracticable to segregate the 1997 Dearborn results from the remainder of the Company's operations. Consequently, only pro forma sales comparisons, adding the first six months of 1996 Dearborn North America sales and the first seven months of their non-North America sales (as provided by Grace) to the sales reported for the first nine months of 1996 can be discussed. The remainder of the discussion will primarily focus on results of operations as a percentage of sales.

     Third quarter net earnings, excluding integration expenses, increased to a record $27.0 million from $20.3 million in 1996 and fully diluted earnings per share, also excluding integration, increased 27% to $0.81 from $0.64. Net earnings for the quarter, as reported, increased $15.8 million to $26.7 million and fully diluted earnings per share rose 142% to $0.80. Net earnings for the first nine months of 1997, excluding integration expenses, increased 22% to $76.5 million from $62.7 million in 1996 and fully diluted earnings per share, excluding integration, increased 18% to $2.32 from $1.97. Net earnings for the first nine months of 1997, including integration/restructuring expenses, increased $13.5 million to $66.4 million and fully diluted earnings per share rose 20% to $2.00 from $1.66.

                                    6 of 12

     Third quarter net sales, as reported, increased 9% from $304.2 million in 1996 to $331.8 million in 1997. On a pro forma basis, quarterly sales increased approximately 2% in U.S. dollars and 5% in local currencies. Current quarter U.S. sales increased 2% over the prior year's pro forma level, while sales outside the U.S. increased 1% in U.S. dollars, but approximately 8% in local currencies. Both the Europe and Asia Pacific regions reported local currency percentage increases in the low double-digit range. The higher increases in these regions are partially offset by a Latin American local currency pro forma sales percentage increase in the mid single-digit range.

     Net sales for the first nine months of 1997, as reported, increased 35% from $713.8 million in 1996 to $960.6 million in 1997. On a pro forma basis, consolidated nine month sales increased approximately 2% in U.S. dollars and 5% in local currencies. U.S. sales for the first nine months increased 1% over the prior year's pro forma level, while sales outside the U.S. increased approximately 4% in U.S. dollars and 10% in local currencies.

     Worldwide 1997 third quarter and nine month sales recorded by the Water Management Group global business unit, on a pro forma basis, decreased in the low single digits in U.S. dollars, but remained flat in local currencies. In the U.S., third quarter pro forma sales are lower than last year, while local currency percentage increases outside the U.S. are in the low single-digit range. This business unit was impacted by lower than normal seasonal demands brought on by the mild summer in the U.S.

     The combined process chemical global business units increased pro forma 1997 third quarter net sales by approximately 10%, with the U.S. reporting a percentage increase in the low double-digit range, while units outside the U.S. reported local currency increases in the mid teen range. All global process chemical units reported increased sales on a pro forma basis. For the third consecutive quarter, the Paper Process Group, the largest of the three process chemical groups, reported a solid double-digit pro forma sales growth in local currencies over the comparable quarter of the prior year. The Hydrocarbon Process Group reported a local currency quarterly sales percentage increase in the low single-digit range, while the Metals Process Group reported a local currency increase in the upper single-digit range for the third quarter.

     The Company's quarterly gross profit margin decreased from 60.4% of net sales in 1996 to 60.0% in 1997. This deterioration in the gross profit margin is primarily due to an additional month of non-North American sales included in the third quarter 1997 Statement of Operations that are attributable to the Dearborn acquisition which historically generated gross profit margins at a rate lower than the Company's pre-acquisition margins. The Company's post-acquisition gross margin percentage has been stable. The 1997 third quarter is the fourth consecutive quarter since the acquisition of Dearborn that the gross margin has been in the 60% range (59.4% in the fourth quarter of 1996; 60.1% in the first quarter of 1997; 60.0% in the second quarter of 1997).

     Selling, research and administrative expenses, as a percent of net sales, decreased from 46.1% in 1996 to the current quarter's level of 43.6%. The 1997 expenses also include $4.0 million of intangible amortization, primarily attributable to the Dearborn acquisition. Selling, research and administrative expenses, as a percent of net sales, excluding intangible amortization, are 42.4% for the third quarter and 42.7% for the first nine months of 1997, compared to 44.9% and 44.7% for the third quarter and first nine


                                    7 of 12
months of 1996, respectively. These declines are primarily due to savings achieved from the Company's 1995 and 1996 restructuring and integration activities targeted at reducing operating expenses as a percent of sales and integrating the Dearborn operations.

     Integration expenses for the quarter and nine months ending September 30, 1997 amounted to $0.4 million and $15.7 million, respectively, and are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, transition administrative service fees, integration bonuses, training, travel and Betz employee relocation expenses. Third quarter integration expenses are considerably less than reported in the first half of this year because a majority of the integration activities are complete. Fourth quarter 1997 is expected to be the last quarter for integration expenses and will primarily consist of the final portion of the integration bonus accrual.

     Investment and other income decreased from 1996's third quarter principally due to foreign exchange losses primarily from Asia Pacific, which more than offset higher investment income.

     The cost of financing the Dearborn acquisition causes the significant increase in interest expense during the first nine months of 1997 over the comparable 1996 period.

     During November, 1997, the Company acquired all the outstanding common stock of D.W. Walker & Associates, Inc., dba Argo Scientific, in exchange for the Company's common shares. Argo Scientific, founded in 1982, is a leading supplier of highly specialized chemical treatments, services and technology for membrane separation systems, which are being used increasingly in the production of "pure" water from fresh water and sea water. It has six locations in the United States, a wholly owned limited company in the United Kingdom, sales representatives throughout Europe and the Middle East, and two joint ventures in South Korea and Saudi Arabia. Included in the stock transaction are exclusive patents and other technology; sales, administrative, and laboratory facilities; equipment; product inventory; and all management, technical sales, and administrative support personnel.

     The Argo Scientific acquisition will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the estimated fair value of the assets and liabilities acquired, with the excess recorded as goodwill. This goodwill will be amortized on a straight-line basis over 40 years. The Argo Scientific results of operations will be included with the Company's beginning in November 1997. This acquisition is not expected to have a material impact on the Company's 1997 results of operations nor its capital resources and liquidity.

Capital Resources and Liquidity

     The $78.7 million increase in working capital since 1996 year end is mainly due to a $43.0 million increase in accounts receivable. The receivables are higher principally due to increased sales in the 1997 third quarter and to delays in customer invoicing caused by system integration difficulties earlier this year. This increase in receivables and cash payments to meet restructuring and payroll liabilities are the principal reasons for the $49.4 million decline in cash provided from operations in the first nine months of 1997 compared to the same period last year. Cash proceeds amounting to $39.8 million from the issuance of


                                    8 of 12
common shares under the employee stock option plans and $8 million cash proceeds from asset sales, principally under the Company's restructuring initiatives, offset the reduction in funds from operations.

     During the first nine months of 1997, expenditures for property, plant and equipment were $54.8 million, a $13.4 million increase from 1996. The Company anticipates that capital expenditures for 1997 will be approximately $90 million. Major projects include the installation of SAP financial systems and capacity expansions at the Company's production facility in Beaumont, Texas and at other plants outside the U.S.

     Approximately one-half of the Company's assets are outside the U.S. The stronger U.S. dollar relative to most currencies is the primary cause for declines in non-U.S. assets such as property, plant and equipment and goodwill, with the offsetting impact included in the foreign currency translation adjustments section of shareholders' equity.

     The company refinanced its Revolving Credit Agreement on October 20, 1997 by executing a new $750 million Credit Agreement with a syndicate of banks. The October 20, 1997 Credit Agreement expires in 5 years and contains fewer restrictive covenants than the previous agreement. The new agreement is also at variable interest rates, but with a 25 basis points lower margin over LIBOR than the old agreement. At October 31, 1997, borrowings available under the Credit Agreement are $164 million. The Company expects that cash balances and cash generated from operations plus available lines of credit will be sufficient to fund operating, dividend and capital requirements.

Impact of Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are required to be adopted for fiscal years beginning after December 15, 1997. Statement 130 will require the Company to report in its financial statements all non-owner related changes in equity for the periods being reported. Statement 131 will require the Company to disclose revenues, earnings, and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the effects Statements 130 and 131 will have on its financial statements and related disclosures.

Forward-Looking Information

     Statements contained in this communication, including statements relating to the Company's expectations for anticipated growth in the future, are "forward-looking statements", as such term is defined

                                    9 of 12
in the Private Securities Litigation Act of 1995. Actual results could differ materially from the Company's statements in this 10-Q regarding its anticipated performance due to various factors such as foreign currency fluctuations, seasonality as it impacts purchasing patterns, the impact of integration efforts, and economic, market and competitive conditions. In addition to the forward-looking statements, the reader is cautioned that pro forma sales comparisons are based on the Company's best estimates of the comparable sales base.


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


                                    10 of 12

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        BETZDEARBORN INC.
                                                           (Registrant)



Date:  November 12, 1997                      By:     s / George L. James
                                                   --------------------------
                                                         George L. James
                                                     Vice President - Finance



Date:  November 12, 1997                      By:      s / Linda R. Hansen
                                                   --------------------------
                                                          Linda R. Hansen
                                                          Vice President,
                                                   Secretary and General Counsel


                                    11 of 12