Form 10-K
period 1997-12-31
BETZDEARBORN INC
filed 1998-03-09
CIK 11884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

      For the fiscal year ended December 31, 1997
                                ------------------------------------------------
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from                      to
                                    ---------------------   --------------------
      Commission file number 0-2085
                             ---------------------------------------------------

                                BetzDearborn Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           PENNSYLVANIA                                  23-1503731
-------------------------------             ------------------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     4636 Somerton Road, Trevose, Pa                            19053
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's area code and telephone number          (215) 355-3300
                                           -------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:                       Name of each exchange on which
                                                             registered:
           Common Stock                             New York Stock Exchange
       --------------------                       ------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Registrant's voting common stock (Par value $.10) held by non-affiliates of Registrant as of February 20, 1998:
$1,858,553,462
--------------

     The number of shares outstanding of each of the Registrant's classes of common stock as of February 20, 1998: 29,582,425
                                      ----------

                                  Common Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement for use in conjunction with Registrant's 1998 Annual Meeting of Shareholders are incorporated into Part III hereof.

                                     PART 1

                                Item 1 - BUSINESS


General

     BetzDearborn Inc. and its subsidiaries ("Registrant") are engaged in the engineered specialty chemical treatment of water and industrial process systems operating in a wide variety of industrial and commercial applications with particular emphasis on the chemical, petroleum refining, paper, food processing, automotive, steel and power industries. Registrant develops, produces and markets a wide range of specialty chemical products, and provides the technical expertise necessary to utilize these products effectively. Chemical treatment programs are developed for use in boilers, cooling systems, heat exchangers, paper and petroleum process streams and both influent and effluent systems. Registrant monitors changing water, process and plant operating conditions so as to prescribe the appropriate treatment programs to solve problems such as corrosion, scale, deposit formation and a variety of process problems.

     Registrant's worldwide sales of specialty chemicals and the above-related products during 1997 amounted to $1,294.8 million, as compared to $1,037.0 million in 1996 and $752.5 million in 1995. Estimated sales by industry served for the years 1997, 1996 and 1995 are (dollars in millions):

                                        1997              1996               1995
                                   -------------      ------------      -------------
                                      $       %        $        %         $      %
                                   ------     --      ------    --      ------    --
Hydrocarbon Processing              $362.5    28%     $300.7    29%     $267.9    36%
Pulp and Paper                       453.3    35       300.7    29       240.8    32
Middle Market                        362.5    28       290.4    28       137.0    18
Other                                116.5     9       145.2    14       106.8    14

Consolidated net earnings for 1997 were $86.2 million, as compared to $64.3 million in 1996 and $68.3 million in 1995.

     Registrant has twelve (12) production plants in the United States and nineteen (19) in countries outside the United States. Operations are conducted primarily in the United States, Canada and Europe, and also in Asia-Pacific and Latin America. Registrant employs approximately 6,405 people worldwide.

Acquisitions

     On June 28, 1996, pursuant to the Grace Dearborn Worldwide
Purchase and Sale Agreement, Registrant acquired the Dearborn business unit ("Dearborn") of W. R. Grace & Co. - Conn. ("Grace") for $632 million, subject to certain adjustments. Dearborn was a global supplier of industrial water and process treatment specialty chemicals with 1995 annual net revenues of $399.1 million, approximately 75% of which were recorded by operations outside the United States. This acquisition was financed by a $750 million Credit Agreement ("Credit Agreement") among the Registrant and a syndicate of banks. Immediately following the acquisition, the Registrant changed its name from Betz Laboratories, Inc. to BetzDearborn Inc.

     The Dearborn acquisition combined the second and third largest global suppliers of engineered programs and advanced specialty chemical treatments for water, wastewater and process systems operating in a wide variety of industrial, commercial, and institutional applications. It was accounted for using the purchase method of accounting and is included in the consolidated statements of operations since the date of acquisition. The Registrant adopted a November 30 fiscal year end for non-U.S. Dearborn units, except Canada, to align the fiscal year end with the remainder of the Registrant's operations. Consequently, Dearborn units, except the U.S. and Canada, reported five months of results of operations in 1996. The Registrant has completely integrated the former Betz Laboratories, Inc. ("Betz") and Dearborn, which makes it impractical to separately report the results of Betz and Dearborn.

     In November, 1997, the Registrant acquired all the outstanding common stock of D. W. Walker & Associates, Inc., d.b.a. Argo Scientific, in exchange for 252,600 of the Registrant's Common Shares. Argo Scientific is a leading supplier of highly specialized chemical treatments, services and technology for membrane separation systems, which are used in the production of "pure" water from fresh water and sea water. It has six locations in the United States and a wholly owned limited company in the United Kingdom with sales representatives in Europe and the Middle East. See Note 2 to Consolidated Financial Statements for additional information.

     During December, 1997, the Registrant announced that it signed a letter of intent to acquire for cash certain assets of Index Industries, a privately held performance additives company headquartered in Grand Rapids, Michigan. With 1997 estimated annual sales of over $7 million, Index Industries is a producer and marketer of performance additives for a variety of fuel types serving mid-range to very small applications throughout the U.S. and is expected to become part of the Hydrocarbon Process Group. The transaction is anticipated to close in the first quarter of 1998, subject to due diligence review and other approvals. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Business Units

     BetzDearborn Water Management Group brings to market all of the Registrant's water and wastewater technology worldwide. This unit provides specialty water treatment programs for boiler, cooling, influent and effluent applications to its principal markets such as refining, chemical, paper, electric utility, food, light industrial, commercial and institutional establishments. BetzDearborn Water Management Group accounts for approximately $806.3 million (62%) of Registrant's 1997 worldwide sales as compared to $661.7 million (65%) in 1996 and $466.6 million (62%) in 1995.

     The Paper, Hydrocarbon and Metals Process Groups are collectively referred to as the global business units providing process treatment programs, and accounted for approximately $488.5 million (38%) of Registrant's 1997 worldwide sales compared to $375.3 million (35%) in 1996 and $285.9 million (38%) in 1995. These global business units are responsible for program development, technology commercialization, sales and marketing worldwide. They are supported by regional centers in Asia-Pacific, Europe, Latin America and North America.

     BetzDearborn Paper Process Group serves the global pulp and paper industry. This unit brings to market custom engineered programs for the process-related problems associated with paper production. Deposition, corrosion, microbiological fouling, foam control, de-inking and felt conditioning are other problems associated with pulp and paper production that are treated by the BetzDearborn Paper Process Group.

     BetzDearborn Hydrocarbon Process Group delivers specific programs for process streams in the worldwide refining, petrochemical and gas production industries. These programs are "process-side" treatments as compared to "water-side" treatments and effectively reduce production inefficiencies in large industrial plants. The programs are applied in many ways, including controlling corrosion with effective inhibitors and controlling fouling in heat exchangers through trace metal deactivation, polymer retardants, foam control, and oxidation control.

     BetzDearborn Metals Process Group serves steel, aluminum and plastic producers, and the related transportation, machinery, appliances, fabricated parts and coil industries. Its process-related treatment programs are designed for cleaning, passivation, conversion coating, paint detackification and storage of metals and metal parts. The Metals Process Group recently began to serve European processors and fabricators in the United Kingdom, Italy, France and Belgium as part of a global expansion that will eventually include all of Europe.

     Technical sales representatives working in each of the Registrant's global business units assist in the development of engineered programs to meet customers' needs. Such programs are custom designed to conserve energy, minimize corrosion and deposits, control microbiological fouling, reduce waste generation, improve process efficiency or any combination of the above, depending on the customer's requirements. Technical sales representatives also train customer operating personnel in the controlling, testing and chemical feeding required in applying Registrant's treatment programs. Since plant operating conditions and intake water characteristics do not remain static, the technical sales representatives make regularly scheduled plant follow-up visits to monitor the treatment program results and help customer operating personnel.

     To ensure treatment effectiveness, Registrant's sales representatives may draw upon technical support and application management tools such as computerized condensate modeling programs, Action Alert(R) statistical process control software or laptop-based Application Atlas(R) account management tools. Worldwide, Registrant has approximately 2,550 Regional Managers, District Managers and Technical Sales Representatives selling and servicing its chemical technologies.

Non-U.S. Operations

     Registrant has significantly expanded its international operations as a result of the acquisition of Dearborn. Registrant now conducts its non-U.S. activities through subsidiaries and divisions in thirty-five (35) non-U.S. locations including North American subsidiaries in Canada and Mexico. In Europe, Registrant operates subsidiaries and divisions located in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In Latin America, Registrant has subsidiaries and divisions located in Argentina, Brazil, Chile, Colombia, Ecuador, Peru, Uruguay and Venezuela. In the Asia-Pacific region, Registrant conducts activities through subsidiaries and divisions located in Australia, Hong Kong, India, Indonesia, Korea, Malaysia, Singapore, South Africa, Taiwan and Thailand.

     As a result of the acquisition of Dearborn, the Registrant's exposure to risk relating to impacts of foreign economies and currency fluctuations has increased. The Registrant acknowledges the present economic uncertainty in the Asia-Pacific region of the world and is taking a number of steps to manage the risks present in this region. The Registrant's operations in that region presently account for approximately six percent of consolidated net sales and consolidated total assets. See "Management's Discussion and Analysis of Results of Operations - 1997 vs. 1996" for a more complete discussion of this issue. The Registrant conducts business in Latin America which is also subject to certain levels of economic uncertainty. The Registrant's operations in Latin America presently account for approximately eight percent of consolidated net sales and consolidated total assets. In addition to Management's Discussion and Analysis, see Notes 1, 2, 3 and 4 to the Consolidated Financial Statements for additional information.

     The range of products sold by Registrant to customers located outside of the United States is substantially similar to those sold in the United States. Products and services sold to non-U.S. markets during 1997 accounted for $583.6 million or 45.1% of Registrant's consolidated net sales, as compared to $395.9 million (38.2%) in 1996 and $196.6 million (26.1%) in 1995. Direct export sales of $14.2 million (1.1%), $11.2 million (1.1%) and $10.8 million (1.4%) for 1997,
1996 and 1995, respectively, are not included in non-U.S. net sales. The operating earnings of Registrant's non-U.S. subsidiaries in 1997 were $69.6 million or 5.4% of Registrant's consolidated net sales as compared to $35.3 million (3.4%) in 1996 and $31.4 million (4.2%) in 1995.

     Approximately $706.9 million or 49.3% of Registrant's identifiable assets are attributable to its U.S. operations, and $726.7 million or 50.7% are attributable to its non-U.S. operations.

Production and Distribution

     The Registrant's self-manufactured products are produced in common production plants referred to under Item 2 ("Properties"). The particular plant from which a customer's needs are filled is generally determined on the basis of economy of freight. Most shipments to customers are made by common carriers and Registrant-owned vehicles.

     The Registrant integrated the Dearborn delivery services into its own as a result of the Dearborn acquisition. Registrant now delivers its products to its customers worldwide under the ChemSure(TM) Drumless Delivery Services. Under the ChemSure Drumless Delivery Services, formulated products are delivered directly to the customer by one of four systems.

     The ChemSure(TM) Bulk Delivery Service delivers Registrant's products to customers who require delivery of products in bulk shipment.

     The ChemSure(TM) Custom-Bulk Delivery Service delivers Registrant's products to customers in custom-built vehicles owned by Registrant to tanks owned by Registrant or the customer at the customer's site. This delivery service reduces the storage and handling costs of Registrant's customers.

     Registrant's ChemSure(TM) Semi-Bulk Delivery Service involves the delivery of Registrant's products to customer locations in stackable, returnable, reusable 300 and 400 gallon containers. The ChemSure(TM) Semi-Bulk Delivery Service offers greater convenience to those of Registrant's customers whose volume demand or other considerations make unavailable the ChemSure(TM) Custom-Bulk Delivery Service, but who desire delivery in other than drums.

     Lastly, Registrant operates the ChemSure(TM) Mini-Bulk Delivery Service to some of its customers with smaller quantity requirements. All four of the above distribution systems eliminate the need for the handling, storage and cleaning of chemical drums.

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

Research and Development - Patents, Trademarks and Licenses

     For many years the Registrant has pursued a research and development program which has resulted in the improvement of existing products and the development of new products. Although Registrant does not segregate such research and development expenditures from total laboratory and engineering costs, it estimates that expenditures for research and development during 1997 amounted to approximately $38.8 million as compared with approximately $35.7 million during 1996 and $32.2 million during 1995. All of these activities were sponsored and paid for by the Registrant. Such activities were carried out in 1997 and 1996 by approximately 650 professional and technical employees as compared with approximately 496 professional and technical employees in 1995.

     As a result of its research efforts, Registrant has produced numerous chemicals, chemical formulations and equipment for which it has secured letters patent and others for which Registrant is presently seeking letters patent. Registrant also has registered various of its trademarks. As a result of the Dearborn Acquisition, Registrant acquired additional patents, trademarks, and trade names having an appraised value of $82.6 million. Patents are amortized on a straight-line basis over 13 to 15 years, and unlimited-life trademarks and trade names are amortized over 40 years. Registrant also has certain licensing agreements with third parties whereby Registrant has authorized others to make use of and/or sell Registrant's products or whereby Registrant has obtained such authorization with respect to the products of others. Revenues derived from such licensing agreements are not material.

     Under United States law each letter patent is effective for 17 years from the date of grant. Generally, trademark registrations are valid so long as the trademarks registered are used and renewal of the registration is timely made. Registrant's rights under its licensing agreements expire at various times in accordance with the respective terms of such agreements. Because of the highly competitive nature of the specialty chemical industry and the uniqueness of Registrant's technology in the industry, Registrant considers its rights under its patents, trademarks, and licensing agreements to be valuable assets. However, there is no single patent, trademark or trade name that is material to the Company's current or future operating results.

Competition

     Although the acquisition of Dearborn and other acquisitions in the industry have reduced the number of competitors, Registrant's business remains highly competitive. Competition is provided by companies ranging in size from large multinational companies to small local manufacturers. Although direct comparisons to competitors' sales and earnings in the Registrant's business are not always possible, Registrant believes it is one of the largest worldwide suppliers of specialty water treatment and industrial process system programs.

     Registrant believes that it competes effectively with its principal competitors both as to services and price. From time to time, Registrant institutes price increases to cover increased costs; however, such increases do not affect its ability to compete effectively. Registrant believes that its 1997 experience with respect to increased costs were similar to that of its competitors.

Environmental Legislation

     Registrant believes that it is in compliance in all material respects with all applicable Federal, state, local and foreign environmental laws and regulations. In those instances where the Registrant has taken affirmative action to ensure compliance with applicable laws or regulations, such actions have had no material effect on the earnings or competitive position of Registrant.

     Federal, state, local and foreign pollution and waste control legislation governing the disposal of industrial and hazardous wastes confer broad powers on the administrative personnel charged with their enforcement. The interpretation and enforcement of such laws govern the amount and manner of disposal of many of the chemicals used by industry, including some chemical products presently sold by Registrant and its competitors. It is possible that some of such products will no longer be able to be used unless the industrial users install their own waste treatment plants or otherwise provide for disposition of their wastes. These laws also impose heavy fines against manufacturers of chemicals or carriers of chemicals or both if, as a result of an accident, even if beyond the control of the manufacturer or carrier, those chemicals spill into a river, lake or other water. Such manufacturers may also be ultimately responsible for the cost of cleaning up any such spill.

     While Registrant does not anticipate that it will incur substantial costs in complying with existing environmental legislation, Registrant is unable to predict the effect of existing or future Federal, state or local environmental legislation or regulation on the Registrant's U.S. or non-U.S. business. (See
Item 3 - Pending Legal Proceedings.)


                               Item 2 - PROPERTIES

   The Registrant's principal facilities are at the following locations:

                                 U.S. Facilities

                                                         Square
                                    Owned or            Footage
      Location                       Leased           of Facility           General Character
      --------                      --------          -----------           -----------------

Bakersfield, California              Owned                55,000         Office, Plant and Warehouse

Long Beach, California               Owned                13,000         Office

Jacksonville, Florida                Owned               117,000         Office and Laboratory


                                                         Square
                                    Owned or            Footage
      Location                       Leased           of Facility           General Character
      --------                      --------          -----------           -----------------

Macon, Georgia                        Owned                71,000         Plant and Warehouse

Addison, Illinois                     Owned               118,800         Plant and Warehouse

Lake Zurich, Illinois                 Owned               141,000         Plant and Warehouse

Reserve, Louisiana                    Owned                24,000         Plant and Warehouse

New Philadelphia, Ohio                Owned               108,000         Plant and Warehouse

Langhorne, Pennsylvania               Owned               212,000         Plant and Warehouse

Horsham, Pennsylvania                 Owned               126,000         Office and Limited Production

Horsham, Pennsylvania                 Owned               100,000         Office

Trevose, Pennsylvania                 Owned               198,000         Headquarters

                                      Owned                46,500         W.H. and L.D. Betz
                                                                          Research Center

                                      Owned                50,000         Training Center, Warehouse and
                                                                          Maintenance Bldg.

                                      Owned                81,000         J.D. Betz Engineering Laboratory and
                                                                          BetzDearborn Water Management Group
                                                                          Laboratory

Puerto Rico                           Leased               12,000         Office and Warehouse

Beaumont, Texas                       Owned               101,000         Plant, Warehouse and Office

Fort Worth, Texas(1)                  Owned                34,500         Plant and Warehouse

Garland, Texas                        Owned                45,000         Plant and Warehouse

Orange, Texas                         Owned                53,000         Plant and Warehouse

South Houston, Texas                  Owned                25,000         Plant and Warehouse

South Houston, Texas                  Owned                10,000         Sales Office

                                                         Square
                                  Owned or               Footage
      Location                     Leased              of Facility           General Character
      --------                    --------             -----------           -----------------

The Woodlands, Texas                  Owned               120,000         Laboratory and Office

Washougal, Washington                 Owned                46,000         Plant and Warehouse

                               Non-U.S. Facilities

Ingleburn, New South Wales,           Owned                31,900         Office, Plant, Warehouse and
Australia                                                                 Laboratory

Haasrode, Belgium                     Owned                38,500         Office and Laboratory

Herentals, Belgium                    Owned               101,000         Office, Plant and Laboratory

Herentals, Belgium                    Owned                11,500         Office

Hoboken, Antwerp, Belgium(1)          Owned                46,000         Office and Laboratory

Cotia, Brazil                         Owned                32,000         Office and Laboratory

Sorocaba, Brazil                      Owned                87,200         Plant and Warehouse

Edmonton, Alberta, Canada             Owned                61,000         Plant, Warehouse and Laboratory

Mississauga, Ontario, Canada          Owned                77,500         Plant, Warehouse and Laboratory

Pointe Claire, Quebec, Canada         Owned                90,000         Office and Plant

Bogota, Colombia                      Leased               12,000         Plant, Warehouse, Office and
                                                                          Laboratory

Pudahuel, Santiago, Chile             Owned                25,800         Plant and Warehouse

Helsinki, Finland(1)                  Owned                20,000         Office and Warehouse

Crissey, France                       Owned                48,000         Office and Plant

Marne la Vallee, France               Owned                26,000         Office and Laboratory

Heidelberg, Germany(1)                Owned                69,000         Plant and Warehouse

                                                         Square
                                  Owned or               Footage
      Location                     Leased              of Facility           General Character
      --------                    --------             -----------           -----------------
Willich, Germany                      Owned                15,000         Office and Laboratory

Ferentino, Italy                      Owned                35,700         Office, Plant and Laboratory

Qualiano, Italy                       Owned                25,300         Office, Plant and Laboratory

Rome, Italy                           Owned                18,200         Office

Iri, Korea                            Owned                22,700         Office, Plant and Laboratory

Singapore(2)                          Owned/               26,300         Office, Plant, Warehouse and
                                      Leased                              Laboratory

Wynberg, South Africa                 Leased                9,700         Plant and Warehouse

Castellbisbal, Spain                  Owned                12,600         Office and Warehouse

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

1.   Location is closed and scheduled for sale in 1998. See Note
     12--Integration/Restructuring in Notes to Consolidated Financial
     Statements.

2. In accordance with local law and custom, Registrant owns the Singapore facility but presently holds the land upon which the facility is situated under a 30-year lease which expires in August, 2009. At such time as the lease lapses without being renewed, the office, plant and warehouse would become the property of the Singapore government. Registrant would receive no compensation therefor.

                       Item 3 - PENDING LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business of the Registrant to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

A. Environmental
     The Registrant is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act ("SARA") with respect to seven (7) sites at which alleged releases or threatened releases of hazardous substances into the environment may have occurred. In response, the Registrant has been voluntarily participating with other PRPs at each of these sites to familiarize itself with site conditions, determine the nature and extent of contamination, analyze alternatives for remediation and develop a plan for clean-up. In each instance, the Registrant has participated in discussions with representatives of the EPA and other PRPs to determine its potential liability for financing necessary response actions. Although it is impossible to determine the exact cost of response activities, present information and the likelihood of contributions from other PRPs at each site indicates that the Registrant's ultimate share of remediation costs at four (4) of the seven (7) sites will be less than $100,000 of the total anticipated response cost. A description of the other three (3) sites and the Registrant's share of remediation costs is set forth below.

     At the Operating Industries, Inc. site, Monterey Park, California (the "Site"), the Registrant is a signatory to two Partial Consent Decrees among the United States of America, the State of California, the California Hazardous Substance Account and approximately four hundred (400) other parties entered in the United States District Court for the Central District of California in 1989 and 1992, respectively. Pursuant to such Partial Consent Decrees, the parties are performing remedial activities at the Site in response to alleged releases and threatened releases of hazardous substances into the environment. The Registrant, without admitting liability, agreed to an allocation of costs of approximately $400,000 to be paid over a period of seven (7) years pursuant to the 1989 Partial Consent Decree. Pursuant to the 1992 Partial Consent Decree, the Registrant agreed to pay a portion of state and Federal past costs and perform necessary remedial work, and pay for oversight of such work.

     The Registrant is a third party defendant in two actions commenced in the Federal District Court for the District of New Jersey in 1989 involving the Helen Kramer Landfill site in Mantua Township, New Jersey. It is alleged that the Registrant's wastes were shipped to the site from 1968 to 1971 and that two loads of municipal solid waste were sent to the site in 1981. The EPA and New Jersey Department of Environmental Protection claims for past and future costs total approximately $160 million. The Registrant has tentatively agreed to a settlement in this litigation whereby it has agreed to pay approximately $900,000 in exchange for a release from liability at the site. The settlement is subject to the negotiation of a mutually acceptable release.

     The Registrant executed a Consent Decree in April, 1996, in a lawsuit commenced in the Federal District Court of the Southern District of West Virginia in April, 1994, by EPA seeking recovery of response costs incurred at the Artel Chemical Corporation Site in Kanawha and Putnam Counties, West Virginia. It was alleged that the Registrant used this site for the blending of certain anti-freeze chemicals used in the coal mining business. By signing the Consent Decree, Registrant resolved its alleged liability by agreeing to pay a percentage of costs associated with remediating the site. Pursuant to present estimates, the Registrant's share will be approximately $440,000 payable over a period of two (2) to five (5) years.

B. Product Liability
     The Registrant, along with Pacific Gas and Electric ("PG&E"), is a defendant in five lawsuits involving in the aggregate approximately four thousand plaintiffs brought in the Superior Courts of various counties in California (the "Lawsuits"). Plaintiffs are comprised primarily of both present and former PG&E employees and residents living in the vicinity of the three PG&E facilities which are the subject of the Lawsuits. In each of the Lawsuits, plaintiffs seek unspecified money damages (including, in three of the Lawsuits, punitive damages) for personal injuries arising from alleged exposures to chromate-based products sold or allegedly sold by Registrant to PG&E for use in cooling towers located at these three PG&E facilities. The sales in question occurred or allegedly occurred at various times between 1952 and the mid-1980s, depending upon the PG&E facility. The Lawsuits are all in various stages of discovery. Registrant denies any legal liability to plaintiffs, believes it has substantial defenses, and intends to contest the claims vigorously. Registrant further believes that any claim for punitive damages is without any legitimate basis in fact or law. The Lawsuits are captioned as follows: Acosta, et al, v. Betz Laboratories, et al. (Los Angeles County, November, 1996); Adams, et al, v. Betz Laboratories, et al. (Los Angeles County, October, 1994); Aguilar, et al.
v. Betz Laboratories, et al. (San Francisco County, October, 1996); Aguayo, et al. v. Betz Laboratories et al. (Los Angeles County, March, 1995); and Riep, et al. v. Betz Laboratories, et al. (San Francisco County, February, 1997).

     The Registrant maintained insurance coverage throughout the period in question for the purpose of securing protection against alleged product and other liabilities, and certain of the insurance carriers have undertaken to pay the costs of the defense of the Lawsuits subject to various reservations of rights. The Registrant will pursue all available insurance coverage to fund any amounts payable to plaintiffs in connection with the Lawsuits, excluding any punitive damages to the extent not recoverable under Registrant's insurance policies. Because the Lawsuits are in the early stages and because the outcomes of court proceedings in litigation of this type are inherently uncertain, the Registrant cannot reasonably predict what liabilities, if any, it may have in connection with the Lawsuits. Although the Registrant believes that it has substantial defenses to liability in connection with the Lawsuits, it can provide no assurance that an unanticipated adverse final determination of the Lawsuits would not materially affect the Registrant's results of operations or financial condition.


          Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year to which this report relates.

                                     PART II

     Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                                 HOLDER MATTERS

         See Item 8 - Note 13 to the Consolidated Financial Statements.



                        Item 6 - SELECTED FINANCIAL DATA

(In millions, except per share amounts)                         1997           1996         1995        1994        1993
                                                                ----           ----         ----        ----        ----
Net Sales                                                     $1,294.8       $1,037.0      $752.5      $708.3      $684.9

Net Earnings Before Cumulative Effect of
     Accounting Change                                            92.2           64.3        68.3        73.2        63.4

Net Earnings                                                      86.2           64.3        68.3        73.2        65.5

Earnings per Common Share:
     Basic
          Before Cumulative Effect of Accounting
               Change                                             3.02           2.13        2.30        2.47        2.08
          Net Earnings                                            2.81           2.13        2.30        2.47        2.15
     Diluted
          Before Cumulative Effect of Accounting
               Change                                             2.80           2.01        2.16        2.30        1.94
          Net Earnings                                            2.61           2.01        2.16        2.30        2.01

Cash Dividends Declared per Common Share                          1.51           1.49        1.47        1.43        1.39

Total Assets                                                   1,433.6        1,418.3       630.5       555.5       521.1

Long-term Debt                                                   679.5          745.5        96.5        97.5        98.0



Notes: On June 28, 1996 the Company acquired Dearborn -- see Note 2 to Consolidated Financial Statements.

        1997 includes the cumulative effect of accounting change relating to business process reengineering amounting to basic and diluted earnings per share of ($.21) and ($.19), respectively. All earnings per share and average number of Common Shares figures prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." 1993 includes the cumulative effect of accounting changes relating to income taxes, retiree health benefits and pensions amounting to basic and diluted earnings per share of $.07.

      Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ACQUISITION OF DEARBORN

     On June 28, 1996, pursuant to the Grace Dearborn Worldwide Purchase and Sale Agreement, the Company acquired the Dearborn business unit ("Dearborn") of W.R. Grace & Co. - Conn. ("Grace") for $632 million, subject to certain adjustments. Dearborn was a global supplier of industrial water and process treatment specialty chemicals with 1995 annual net revenues of $399.1 million, approximately 75% of which were recorded by operations outside the United States. This acquisition was financed by a $750 million Credit Agreement ("Credit Agreement") among the Company and a syndicate of banks. Immediately following the acquisition, the Company changed its name from Betz Laboratories, Inc. to BetzDearborn Inc.

     The Dearborn acquisition combined the second and third largest global suppliers of engineered programs and advanced specialty chemical treatments for water, wastewater and process systems operating in a wide variety of industrial, commercial, and institutional applications. It was accounted for using the purchase method of accounting and is included in the consolidated statements of operations since the date of acquisition. The Company adopted a November 30 fiscal year end for non-U.S. Dearborn units, except Canada, to align the fiscal year end with the remainder of the Company's operations. Consequently, Dearborn units, except the U.S. and Canada, reported five months of results of operations in 1996. The Company has completely integrated the former Betz Laboratories, Inc. ("Betz") and Dearborn, which makes it impractical to separately report the results of Betz and Dearborn.

     To achieve reductions in operating costs and to integrate the operations of Betz and Dearborn, the Company has incurred incremental and non-recurring expenses that are reported as Integration/Restructuring operating expenses. Integration expenses are incremental and non-recurring costs necessary to integrate the two businesses. Integration expenses in 1997 were $16.6 million, compared to $20.4 million in 1996, and are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, integration incentive bonuses, training, travel and Betz employee relocation expenses. These costs are expensed as incurred and all integration activities were completed in 1997.

     A $13.1 million pretax provision for restructuring is also included in this caption for 1996 relating to expected exit costs associated with the decisions to close Betz facilities and the severance of Betz employees. The Company also recorded a $26.0 million pretax restructuring provision in 1996 and an additional $12.8 million in 1997 for the closure of Dearborn facilities and severance costs for Dearborn employees located throughout the world. The Dearborn restructuring provisions increase the purchase price of the acquisition and, as such, are not included in results of operations.

     These restructuring actions were substantially completed during 1997, except for the closure of the Lake Zurich plant, and include personnel reductions, office consolidations and asset dispositions, including the shutdown of blending plants in Winsford, United Kingdom; Lake Zurich, Illinois; Fort Worth, Texas; Fort Saskatchewan, Canada; and Heidelberg, Germany, and the shutdown of administrative and research facilities in Lake Zurich, Illinois; Kanata, Canada; and Hoboken, Belgium, along with approximately 15 laboratories and 58 sales offices located throughout the world. The combined provision included $34 million for employee termination benefits covering approximately 550 technical, production, administrative and support employees worldwide. The remainder of the provision was primarily related to facility closures and relocation of Dearborn employees. The actions, when combined with other purchasing and production synergies, are expected to yield in excess of $55 million in annual savings, which are expected to be fully realized in 1998. The restructuring liabilities are primarily cash obligations which will be funded principally by operating cash flows. No significant components of these provisions would have been recognized in the absence of these actions.

     In accordance with the purchase method of accounting, the adjusted purchase price was allocated to the estimated fair value of net assets acquired, with the excess recorded as goodwill. Of the purchase price, $82.6 million was allocated to identifiable intangibles representing the independently appraised value of the trademarks, trade names and patents of Dearborn. The Company completed the Dearborn acquisition purchase price allocation during 1997 and made final adjustments to goodwill recorded as a result of the acquisition. Such adjustments amounted to $20.4 million and were principally related to final adjustments to restructuring liabilities, fixed asset writedowns and deferred tax adjustments. Goodwill of $440.7 million was recorded, which is amortized on a straight-line basis over 40 years. Intangible amortization expense of $14.6 million and $6.7 million is included in the 1997 and 1996 results of operations, respectively.

     The Company estimates that it will incur annual interest expense of $40 million to $45 million as a result of the Dearborn acquisition financing. In 1997 and 1996, approximately $41 million and $24 million, respectively, of Dearborn acquisition-related interest expense is included in the results of operations.

     The Dearborn acquisition has increased the Company's exposure to foreign currency fluctuations. With the increase in significance of foreign operations, reported U.S. dollar sales and income will be subjected to more unpredictable fluctuation from exchange rate movements. The following discussion and Note 1 to the consolidated financial statements disclose the impact of translation on the consolidated financial statements. Note 4 to the consolidated financial statements sets forth the Company's geographic information.

RESULTS OF OPERATIONS -- 1997 vs. 1996

     The acquisition of Dearborn significantly impacts the comparability of results for 1997 to 1996 since only six months of Dearborn North America operations and five months of Dearborn non-North America operations were included in 1996. The subsequent integration of this business makes it impracticable to segregate the 1997 Dearborn results from the remainder of the Company's operations. Consequently, only pro forma sales comparisons, adding the first six months of 1996 Dearborn North America sales and the first seven months of their non-North America sales (as provided by Grace) to the sales reported for 1996 can be discussed. The Company's presentation and discussion of local currency growth rates is meant to augment this discussion by providing the economic implications of currency rate changes and to compare results with those of prior periods. The remainder of the discussion will primarily focus on results of operations as a percentage of sales.

     Net earnings and diluted earnings per share before the cumulative effect of accounting change, excluding integration/restructuring expenses, for 1997 were $102.2 million and $3.11, respectively, compared to $84.4 million and $2.66 in 1996. Including integration/restructuring costs and the cumulative effect of an accounting change, net earnings and diluted earnings per share were $86.2 million and $2.61, respectively, compared to $64.3 million and $2.01 in 1996.

     Net sales increased 25% from $1,037.0 million in 1996 to a record $1,294.8 million in 1997. Sales in the U.S. increased 11% accompanied by a 47% increase in non-U.S. sales over the prior year. On a pro forma basis, consolidated annual sales increased approximately 3% in U.S. dollars and 6% in local currencies. Current year U.S. sales increased approximately 2% over the prior year's pro forma level, while pro forma sales outside the U.S. increased 4% in U.S. dollars, but approximately 10% in local currencies. The relative strength of the U.S. dollar in 1997 versus 1996 caused an estimated $38 million reduction of sales recorded outside the U.S.

     Worldwide sales recorded by the Water Management Group, the largest global business unit, comprising 62% of consolidated sales, increased 2% on a pro forma basis in local currencies and remained flat when translated into U.S. dollars. In the U.S., 1997 sales declined in the low single-digit percentage range when compared to last year on a pro forma basis. The U.S. heavy industrial sector, including water treatment for the refining and petrochemical industries, comprises a large portion of the U.S. Water Management Group sales and is considered to be a mature market. Local currency percentage increases outside the U.S., however, are in the middle single-digit range with highest growth in the Asia-Pacific and Latin America regions.

     The combined process chemical global business units, which comprise the remaining 38% of consolidated sales, increased local currency 1997 sales by approximately 13% and approximately 9% in U.S. dollars, on a pro forma basis. The U.S. reported a percentage increase in the low double-digit percentage range and non-U.S. units rose in the middle teen range. All global process chemical units reported increased local currency sales on a pro forma basis.

     The Paper Process Group, the largest of the three process chemical groups, increased its local currency global sales in the middle teen percentage range, on a pro forma basis. The U.S., Asia-Pacific and European regions all reported strong double-digit growth on a local currency pro forma basis. The

U.S. Paper Process Group entered into several large contracts early in 1997 which contributed to its sales growth. The European region sales growth is mainly attributable to improved growth rates in the European paper industry.

     Despite having a large percentage of its sales in the mature U.S. refining industry, the global Hydrocarbon Process Group posted an upper single-digit local currency sales increase for the year. This group recorded double-digit local currency percentage sales growth in all regions outside of the U.S. The Metals Process Group recorded a local currency percentage increase in the low double-digit range. Almost all of the 1997 metal process sales are in the U.S., but the Company also began marketing of the Metals Process Group treatment programs in selected geographic regions outside the U.S.

     The percentage of sales recorded outside the U.S. increased from 39.3% in 1996 to 46.2% in 1997. This increase in the proportion of business outside the U.S. increases the Company's exposure to currency fluctuations in the process of translating local currency results of operations to U.S. dollars. As previously mentioned, the strengthening of the U.S. dollar versus foreign currencies in 1997 caused a reduction of reported sales. The estimated reduction was approximately $38 million, with the European region accounting for approximately $27.5 million and Asia-Pacific causing approximately $4.4 million.

     The Company's operations in the Asia-Pacific region account for approximately six percent of 1997 consolidated net sales and consolidated total assets. Over the past two years, this region has been one of the fastest growing areas within the Company. It is possible that economic conditions in Asia-Pacific could adversely affect the Company's regional sales. Also, profitability in the region could be adversely affected by a number of factors, including an increase in raw material costs for those materials imported into the region unaccompanied by a corresponding increase in selling prices. The Company is taking a number of steps to try to manage the risks present in this region which include reducing working capital levels and intercompany balances, pursuing selling price increases and sourcing more raw materials from within the region. The outcome of these efforts is uncertain at the present time and the Company will continue to monitor this situation. While the economic uncertainty in the region poses risks, the Company does not anticipate a material impact on its consolidated results of operations or financial condition as a result of this uncertainty. Asia-Pacific has been a profitable region for the Company and, despite the current turmoil, the Company believes this region continues to offer strategic long-term growth opportunities.

     The Company recognizes that the Asia-Pacific economic turmoil has the potential to negatively impact other regions of the world economy. The Company is unable to predict the potential impact of this on the Company's consolidated results of operations or financial condition.

     The Company's gross profit margin decreased from 60.5% of net sales in 1996 to 59.9% in 1997. This deterioration is primarily due to the increased proportion of sales from former Dearborn accounts included in the current year. Dearborn historically generated gross profit margins at a rate lower than the

Betz historical margin. The Company's post-acquisition gross margin percentage, however, has been stable in the 60% range, with 5 consecutive quarters within this range (starting in the fourth quarter of 1996).

     Selling, research and administrative expenses, as a percent of net sales, decreased from 45.5% in 1996 to the current year's level of 44.0%. These percentages, excluding intangible amortization, were 44.8% in 1996 and 42.9% in 1997. The decline was primarily due to savings achieved from the Company's 1995 and 1996 restructuring and integration activities targeted at reducing operating expenses as a percentage of sales and integrating the Dearborn operations.

     Investment and other income declined $1.2 million from 1996 primarily due to foreign exchange losses. In addition, a full year of interest expense on the Dearborn acquisition financing was the primary cause of the $19.8 million increase in interest expense from 1996.

     The Company is engaged in a major project that combines business process reengineering activities and information technology transformation. The Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus on November 20, 1997 that the cost of business process reengineering activities is to be expensed as incurred. In accordance with the EITF consensus, the Company recorded, as a cumulative effect type adjustment, a pretax charge of $9.3 million representing the capitalized business process reengineering costs at September 30, 1997, of which approximately $4.1 million was capitalized prior to 1997. Prospectively, all costs associated with business process reengineering activities will be expensed as incurred.

     The systems implemented as a result of the information technology transformation represent the Company's core business systems and are expected to be year 2000 capable. The Year 2000 issue is the result of many computer programs using only two digits to identify a year in the date field. These programs were designed and developed without making provision for the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The Company has initiated a global, enterprise-wide Year 2000 program to identify and address the Year 2000 issue throughout its businesses. A Year 2000 program function has been created by the Company to coordinate and provide policies, guidance and support on its Year 2000 initiatives. As part of its Year 2000 program, the Company is instituting procedures intended to reasonably ensure that new systems implemented by the Company and current systems material to the Company will be year 2000 capable. In addition to evaluating the Company's computer-related systems, the Company will be assessing how it could be affected by the impact of the Year 2000 issue on its major customers, product suppliers and other vendors and on its chemical feeding equipment installed at customer locations. The anticipated timetables for addressing various aspects of the Year 2000 initiative are being developed.

     Until the internal assessment is completed, the Company will not be able to estimate the impact of the Year 2000 issue on future operating results or financial condition. Even without regard to the Company's state of preparedness, additional uncertainty will undoubtedly remain relative to the status of preparedness of those with whom the Company interacts and the external environment in general, due to the complexity of various systems and the lack of predictability of their respective interactions and capabilities.

     Costs incurred to address the Year 2000 issue are charged to operating expenses as incurred and are expected to be funded by available cash balances and cash provided by operations. Expenses amounting to approximately $0.5 million are included in the 1997 results of operations.

     In November 1997, the Company acquired all the outstanding common stock of D.W. Walker & Associates, Inc., d.b.a. Argo Scientific ("Argo"), in exchange for 252,600 of the Company's common shares. Argo is a leading supplier of highly specialized chemical treatments, services and technology for membrane separation systems, which are being used increasingly in the production of "pure" water from fresh water and sea water. Argo has six locations in the United States and a wholly owned limited company in the United Kingdom with sales representatives in Europe and the Middle East. The Argo acquisition is being accounted for using the purchase method of accounting. Goodwill of $15.7 million will be amortized on a straight-line basis over 40 years. The Argo results of operations are included with the Company's Water Management Group effective November 1997. This acquisition did not have a material impact on the Company's 1997 results of operations nor its capital resources and liquidity.

     During December 1997, the Company announced that it signed a letter of intent to acquire for cash certain assets of Index Industries, a privately held performance additives company. Index Industries is a producer and marketer of performance additives for a variety of fuel types serving mid-range to very small applications throughout the U.S. and is expected to become part of the Hydrocarbon Process Group. The acquisition is anticipated to close in the first quarter of 1998, subject to due diligence review. This acquisition is not expected to have a material impact on the Company's 1998 results of operations nor its capital resources and liquidity.

RESULTS OF OPERATIONS -- 1996 vs. 1995

     Net sales increased 38% from $752.5 million in 1995 to $1,037.0 million in 1996. Sales in the U.S. increased 16% accompanied by a 96% increase in non-U.S. sales over the prior year. Net earnings and diluted earnings per share, excluding integration/restructuring expenses, for 1996 were $84.4 million and $2.66, respectively, compared to $77.9 million and $2.48 in 1995. Including integration/restructuring costs, net earnings and diluted earnings per share were $64.3 million and $2.01, respectively, compared to $68.3 million and $2.16 in 1995.

     The 38% increase in sales over the 1995 level was mainly due to an estimated 29% growth as a result of acquisitions. It also included an estimated 7% increase in volume-mix, a 1% rise in selling prices and a 1% increase due to the inclusion of certain freight revenues in 1996. Beginning in 1996, the Company revised its practice of accounting for freight to standardize its practices worldwide. The result increases both net sales and cost of products sold, with no effect on operating earnings. The year-over-year increase, excluding the Dearborn acquisition, for the total U.S. operations was approximately 6%, and for total non-U.S. operations was approximately 29% in U.S. dollars and 32% in local currencies.

     Net sales recorded by the Water Management Group global business unit, exclusive of the approximate impact of the Misan and Dearborn acquisitions, increased 7% over the prior year. In the U.S., this group increased sales over 1995 in the middle single-digit percentage range, with increased sales in all key customer industries. Outside the U.S., the Water Management Group recorded a middle teens percentage improvement over 1995 sales with the Asia-Pacific and Latin American regions recording the largest increases.

     The combined process chemical global business units, exclusive of acquisitions, increased net sales by approximately 13%, with the U.S. reporting a percentage increase in the upper single-digit range and non-U.S. units rising over 20%. All global process chemical units reported increased sales. The Paper Process Group increased its sales of Novus(R) polymers by 43% and has experienced a successful new product introduction of its low toxicity Slime-Trol(R) RX-10R biocide. The Hydrocarbon Process Group sales growth was primarily due to new technology developments and rapid capacity expansion in the petroleum refining industry outside North America, while U.S. capacity reductions stabilized during the year. The Metals Process Group, the smallest of the process chemical groups, achieved its third consecutive year of double-digit percentage growth.

     The Company's gross profit margin decreased from 63.6% of net sales in 1995 to 60.5% in 1996. This deterioration in the gross profit margin was primarily due to changes in product mix (mostly those related to acquisitions), standardization of the method of accounting for freight revenue and increases in raw material and delivery costs, without comparable increases in selling prices. Sales included in the 1996 Statement of Operations that are attributable to the Misan and Dearborn acquisitions generate gross profit margins at rates lower than the Company's historical margin.

     Selling, research and administrative expenses, as a percent of net sales, decreased from 46.9% in 1995 to the 1996 level of 45.5%. During the second quarter of 1996, in preparation for the integration of Dearborn, the Company revised the vesting policy for certain employee benefits to align Betz and Dearborn policies, resulting in a reduction of operating expenses. Without this, 1996 selling, research and administrative expenses would have been 46.0% of net sales. The remainder of the decline was primarily due to savings achieved from the Company's 1995 and 1996 restructuring actions, as well as ongoing cost controls.

     The $15.6 million provision for restructuring recorded in 1995 was for a series of actions to reduce operating costs. The provision included $7.8 million for the writedown associated with the closure of two blending plants and other asset dispositions. The $7.8 million remaining provision was primarily for employee termination benefits covering approximately 150 technical, production, administrative and support employees located primarily in the U.S. As a result of the completion of these restructuring actions, $3.5 million of the 1995 provision was reversed in 1996. The lower than anticipated costs resulted from fewer terminations and higher attrition than planned, along with lower than planned losses on the closure of the Compton, California plant. The completion of the 1995 plan resulted in revised estimated annualized savings of approximately $8 million.

     Investment and other income declined $3.0 million from 1995 primarily due to foreign exchange losses, principally in Venezuela. In addition, the Dearborn acquisition financing caused the significant increase in interest expense during 1996.

     The effective income tax rate decreased from 38.8% in 1995 to 35.5% in 1996, reflecting the benefits from tax planning initiatives.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's 1997 funds provided by operations declined from the 1996 amount by $28.8 million mainly due to a $59.8 million increase in accounts receivable. Accounts receivable, exclusive of acquisitions, have increased in each year for the past three years to support the increases in sales, especially in the non-U.S. business, and due to the conversion of a larger proportion of customer accounts to a contract basis, which increases the accounts receivable days sales outstanding. The increase in 1997 was also impacted by non-recurring systems conversion issues which caused a backlog in the collection process. The conversion issues have been rectified and the Company is taking actions to reduce its accounts receivable days outstanding and overall levels of working capital. The Company believes that its allowance for doubtful accounts at year end is sufficient to cover any potential losses on trade receivables. Cash payments in 1997 of $23.5 million on restructuring liabilities also contributed to the reduction in funds provided by operations.

     Cash proceeds amounting to $42.3 million from the issuance of common shares under the employee stock plans combined with $9.6 million from asset sales, mainly resulting from assets sold as a result of restructuring actions, helped to offset the reductions in funds from operations.

     Capital expenditures for the year 1997 were $78.0 million, which is a $13.1 million increase over 1996. Major projects in 1997 included expenditures for the installation of SAP financial systems and the expansion of the Company's production facility in Beaumont, Texas to increase the manufacturing capacity for the Novus(R) polymer line and expansions at other plants outside the U.S. The Company anticipates that capital expenditures for 1998 will approximate $110 million to $120 million.

     The Dearborn acquisition and related financing also increased the Company's exposure to interest rate fluctuations and to foreign currency movements. Approximately one-half of the Company's assets are outside the U.S. The stronger U.S. dollar relative to most currencies is the primary cause for declines in non-U.S. assets such as property, plant and equipment and goodwill, with the offsetting impact included in the foreign currency translation adjustments section of shareholders' equity.

     The Company executes, as it considers necessary and feasible, financial instruments to reduce these risks, including foreign exchange forward contracts and interest rate swaps. Forward contracts are primarily accounted for on a mark-to-market basis. Gains or losses which, in the aggregate, are not material are included with investment and other income on the Consolidated Statements of Operations. Since the Credit Agreement bears interest at short-term variable rates, the Company executed a series of variable to fixed interest rate swaps, with staggered maturities, at a maximum notional amount of $400 million for any future period. The Company is also considering refinancing a portion of its variable-rate debt to fixed-rate debt, at which time it may terminate a proportionate amount of swap agreements.

     The Company is a "Potentially Responsible Party" to seven waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act as amended by the Superfund Amendments and Reauthorization Act of 1986. Adequate provision has been made in the financial statements for the Company's portion of the anticipated remediation costs of these sites. While it is not possible to precisely predict future costs in these matters, the Company does not believe that any further assessments for these sites would have a materially adverse impact upon its financial condition or results of operations.

     The Company refinanced its Revolving Credit Agreement on October 20,
1997 by executing a new $750 million Credit Agreement with a syndicate of banks. This agreement expires in 5 years and contains fewer restrictive covenants than the previous agreement. The new agreement is at variable interest rates, but with a 30 basis points lower margin over LIBOR than the old agreement. This agreement requires the Company to meet certain net worth and indebtedness tests.

     The Company anticipates that present cash and cash equivalents, cash provided from operating activities and the $168.1 million of borrowings available under the Credit Agreement will be sufficient to fund its 1998 operating, capital expenditure, dividend and debt service cash requirements.

IMPACT OF  PENDING ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are required to be adopted for fiscal years beginning after December 15, 1997. Statement 130 will require the Company to report in its financial statements all non-owner related changes in equity for the periods being reported. Statement 131 will require the Company to disclose revenues and other financial information pertaining to the business segments by which the Company is managed, as well as the factors management used to determine these segments. The Company is currently evaluating the requirements of Statements 130 and 131 to determine how to present the required information in its financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company attempts to counter the impact of rising costs through timely adjustments of product pricing whenever possible. The Company believes that its use of the LIFO cost method and higher depreciation charges associated with its newer, more costly and improved facilities mitigates the impact of inflation on its reported earnings.

FORWARD-LOOKING INFORMATION

     Statements contained in this report, including statements relating to the Company's expectations for anticipated growth in the future, are "forward-looking statements," as such term is defined in the Private Securities Litigation Act of 1995. Actual results could differ materially from the Company's statements in this report regarding its anticipated performance due to various factors such as foreign currency fluctuations and the impact on profitability from economic and market conditions, especially as it exists in the Asia-Pacific region, costs of disruptions associated with the implementation of business process reengineering and information technology transformation projects, and Year 2000 issues. In addition to the forward-looking statements, the reader is cautioned that pro forma sales comparisons and estimated savings from restructuring actions are based on the Company's best estimates.

              Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
BetzDearborn Inc.


We have audited the accompanying consolidated balance sheets of BetzDearborn Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BetzDearborn Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, at October 1, 1997 the Company changed its method of accounting for certain business process reengineering costs.



Philadelphia, Pennsylvania
February 2, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS
BetzDearborn Inc.

-------------------------------------------------------------------------------------------------------

                                                                         Year Ended December 31
                                                                 ---------------------------------------
(in millions, except per share amounts)                            1997            1996           1995
--------------------------------------------------------------------------------------------------------
NET SALES                                                        $1,294.8        $1,037.0        $ 752.5

Operating Costs and Expenses:
      Cost of products sold                                         518.7           409.3          273.7
      Selling, research and administration                          570.6           472.0          353.2
      Integration/restructuring                                      15.6            30.0           15.6
                                                                 --------        --------        -------
                                                                  1,104.9           911.3          642.5
                                                                 --------        --------        -------
OPERATING EARNINGS                                                  189.9           125.7          110.0

Other Income (Expense):
      Interest                                                      (45.5)          (25.7)          (1.1)
      Investment and other income, net                               (1.5)           (0.3)           2.7
                                                                 --------        --------        -------
                                                                    (47.0)          (26.0)           1.6
                                                                 --------        --------        -------

EARNINGS BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        142.9            99.7          111.6

Income Taxes                                                         50.7            35.4           43.3
                                                                 --------        --------        -------

EARNINGS BEFORE CUMULATIVE EFFECT
      OF ACCOUNTING CHANGE                                           92.2            64.3           68.3

Cumulative effect of change in accounting for
      business process reengineering, net of
      $3.3 income taxes                                              (6.0)           --             --
                                                                 --------        --------        -------
NET EARNINGS                                                       $ 86.2          $ 64.3         $ 68.3
                                                                 ========        ========        =======


Basic Earnings per Common Share:
      Before cumulative effect of accounting change                $ 3.02          $ 2.13         $ 2.30
      Accounting change                                              (.21)           --              --
                                                                 --------        --------        -------
           Basic earnings per Common Share                         $ 2.81          $ 2.13         $ 2.30
                                                                 ========        ========        =======

Diluted Earnings per Common Share:
      Before cumulative effect of accounting change                $ 2.80          $ 2.01         $ 2.16
      Accounting change                                              (.19)           --             --
                                                                 --------        --------        -------
          Diluted earnings per Common Share                        $ 2.61          $ 2.01         $ 2.16
                                                                 ========        ========        =======

Average Number of Common Shares:
(in thousands)
      Basic                                                        28,734          27,651         27,574
                                                                 ========        ========        =======
      Diluted                                                      31,992          30,736         30,592
                                                                 ========        ========        =======

1996 and 1995 earnings per share and average number of common shares have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BetzDearborn Inc.

----------------------------------------------------------------------------------------------------
                                                                                   December 31
                                                                             ------------------------
(in millions, except share amounts)                                            1997            1996
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                            $ 36.9           $ 38.2
         Trade accounts receivable, less allowances:
                 1997 - $7.2; 1996 - $7.6                                      293.0            243.2

         Inventories:
                 Finished products and goods purchased for resale               49.2             54.5
                 Raw materials                                                  45.1             42.2
                                                                            --------         --------
                                                                                94.3             96.7

         Income taxes                                                           19.6             31.1
         Prepaid expenses and other                                             36.2             29.5
                                                                            --------         --------
TOTAL CURRENT ASSETS                                                           480.0            438.7


PROPERTY, PLANT AND EQUIPMENT --- at cost
         Land                                                                   33.6             38.9
         Buildings                                                             214.3            221.9
         Machinery and equipment                                               562.4            531.0
         Construction in progress
            (estimated cost to complete - $48.4)                                15.8             11.9
                                                                            --------         --------
                                                                               826.1            803.7

         Less allowance for depreciation                                      (424.3)          (374.7)
                                                                            --------         --------
                                                                               401.8            429.0

OTHER ASSETS
         Investments and other                                                  22.8             16.6
         Goodwill - net of accumulated amortization:
                 1997 - $17.8; 1996 - $7.1                                     447.7            449.9
         Other intangibles - net of accumulated amortization:
                 1997 - $8.8; 1996 - $4.3                                       81.3             84.1
                                                                            --------         --------
                                                                               551.8            550.6
                                                                            --------         --------
                                                                            $1,433.6         $1,418.3
                                                                            ========         ========

------------------------------------------------------------------------------------------------------------
                                                                                        December 31
                                                                                ----------------------------
                                                                                   1997               1996
------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Trade accounts payable                                                      $ 77.7             $ 68.9
        Payroll and related taxes                                                     47.7               47.8
        Notes payable                                                                 26.6                0.8
        Accrued restructuring costs                                                   15.9               30.9
        Other accrued liabilities                                                     43.7               67.5
        Income taxes                                                                   7.4                -
        Dividends payable                                                             11.2               10.6
        Current portion of long-term debt                                              1.3                1.0
                                                                                 ---------           --------
TOTAL CURRENT LIABILITIES                                                            231.5              227.5


LONG-TERM DEBT - less portion classified as current                                  678.2              744.5

OTHER LONG-TERM LIABILITIES
        Income taxes                                                                  14.3               12.4
        Employee benefit plans                                                        54.5               44.3
        Other                                                                          2.7                4.1
                                                                                 ---------           --------
                                                                                      71.5               60.8

SHAREHOLDERS' EQUITY
        Preferred shares, $.10 par value: authorized 1,000,000 shares;
               issued 1997 - 475,371 shares; 1996 - 481,780 shares                    95.0               96.4
        Guarantee of related ESOP debt                                               (88.6)             (90.0)
        Common shares, $.10 par value: authorized - 90,000,000 shares;
               issued 1997 - 33,631,330 shares; 1996 - 33,637,359 shares               3.4                3.4
        Capital in excess of par value of shares                                     131.6               93.8
        Retained earnings                                                            501.1              463.9
        Cost of common shares in treasury: 1997 - 4,181,807 shares;
               1996 - 5,509,124 shares                                              (155.0)            (188.0)
        Unearned compensation                                                         (3.9)              (4.2)
        Foreign currency translation adjustments                                     (31.2)              10.2
                                                                                 ---------           --------
TOTAL SHAREHOLDERS' EQUITY                                                           452.4              385.5
                                                                                 ---------           --------
                                                                                 $ 1,433.6           $1,418.3
                                                                                 =========           ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BetzDearborn Inc.

----------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
                                                                                 -------------------------------
(in millions)                                                                       1997        1996        1995
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net earnings                                                               $ 86.2       $ 64.3      $ 68.3
       Adjustments to reconcile net earnings to
           net cash provided by operating activities:
               Depreciation                                                         67.8         61.0        48.5
               Amortization                                                         15.7          7.8         0.7
               Compensation and employee benefit plans                              10.6         12.6        10.5
               Income taxes                                                          6.4          7.4        (0.2)
               Provision for restructuring                                            --          9.6        15.6
               Changes in operating assets and liabilities,
                  net of business acquisitions:
                    Accounts receivable                                            (59.8)       (24.2)      (13.0)
                    Inventories                                                     (2.2)        (2.7)       (8.0)
                    Prepaid expenses and other                                      (7.1)        (1.0)      (10.0)
                    Accounts payable and accrued expenses                           (4.1)         7.5        (2.7)
                                                                                  ------       ------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          113.5        142.3       109.7

INVESTING ACTIVITIES
       Expenditures for property, plant and equipment                              (78.0)       (64.9)      (64.1)
       Proceeds from sales of long-term assets                                       9.6          3.5         2.0
       Purchases of businesses and long-term investments                              --         (6.6)      (34.6)
       Purchase of Dearborn, net of cash equivalents acquired                         --       (549.4)         --
       Other, net                                                                   (0.5)         1.0        (0.6)
                                                                                  ------       ------      ------
NET CASH USED IN INVESTING ACTIVITIES                                              (68.9)      (616.4)      (97.3)

FINANCING ACTIVITIES
       Repayments of long-term debt                                               (462.5)       (17.0)       (1.0)
       Borrowings classified as long-term debt                                     401.1        566.0          --
       Net short-term borrowings (repayments)                                       24.0        (17.7)       17.4
       Dividends paid                                                              (50.9)       (48.9)      (48.4)
       Proceeds from issuance of common shares, including treasury shares           42.3         14.8         1.0
       Purchase of treasury shares                                                    --           --       (12.6)
                                                                                  ------       ------      ------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (46.0)       497.2       (43.6)

       Effect of exchange rate changes on cash                                       0.1          1.2         1.2
                                                                                  ------       ------      ------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (1.3)        24.3       (30.0)
       Cash and Cash Equivalents at Beginning of Year                               38.2         13.9        43.9
                                                                                  ------       ------      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 36.9       $ 38.2      $ 13.9
                                                                                  ======       ======      ======


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
BetzDearborn Inc.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Capital in
                                                               Number of Shares                       Excess of
                                                           ------------------------         Common    Par Value    Retained
(dollars in millions, except per share amounts)              Common       Treasury          Stock     of Stock     Earnings
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                               33,649,527       5,784,899         $ 3.4      $ 81.8     $ 423.5
   Net earnings                                                                                                      68.3
   Dividends on preferred shares ($16.00 per share)                                                                  (7.8)
   Tax benefit on preferred shares dividend                                                                           2.9
   Dividends on common shares ($1.47 per share)                                                                     (40.7)
   Reacquired common shares                                                 300,000
   Impact of shares issued under employee stock plans,
      net of tax of $.3 million                              (5,546)        (94,074)                      0.8
   Currency translation adjustments                                                                                  (0.1)
                                                         ----------      ----------         -----     -------     -------

Balance at December 31, 1995                             33,643,981       5,990,825           3.4        82.6       446.1
   Net earnings                                                                                                      64.3
   Dividends on preferred shares ($16.00 per share)                                                                  (7.7)
   Tax benefit on preferred shares dividend                                                                           2.7
   Dividends on common shares ($1.49 per share)                                                                     (41.5)
   Impact of shares issued under employee stock plans,
      net of tax of $2.1 million                             (6,622)       (481,701)                     11.2
   Currency translation adjustments
                                                         ----------      ----------         -----     -------     -------

Balance at December 31, 1996                             33,637,359       5,509,124           3.4        93.8       463.9
   Net earnings                                                                                                      86.2
   Dividends on preferred shares ($16.00 per share)                                                                  (7.7)
   Tax benefit on preferred shares dividend                                                                           2.6
   Dividends on common shares ($1.51 per share)                                                                     (43.9)
   Impact of shares issued under employee stock plans,
      net of tax of $6.6 million                             (6,029)     (1,074,717)                     28.9
   Stock issued for acquisition                                            (252,600)                      8.9
   Currency translation adjustments
                                                         ----------      ----------         -----     -------     -------

Balance at December 31, 1997                             33,631,330       4,181,807         $ 3.4     $ 131.6     $ 501.1
                                                         ==========      ==========         =====     =======     =======



--------------------------------------------------------------------------------------------------
                                                                                        Foreign
                                                                          Unearned      Currency
                                                             Treasury     Compen-     Translation
(dollars in millions, except per share amounts)               Stock       sation      Adjustments
--------------------------------------------------------------------------------------------------
Balance at January 1, 1995                                  $(187.5)      $ (5.5)        $ 2.7
   Net earnings
   Dividends on preferred shares ($16.00 per share)
   Tax benefit on preferred shares dividend
   Dividends on common shares ($1.47 per share)
   Reacquired common shares                                   (12.6)
   Impact of shares issued under employee stock plans,
      net of tax of $.3 million                                 1.9          2.2
   Currency translation adjustments                                                        3.5
                                                            -------       ------       -------

Balance at December 31, 1995                                 (198.2)        (3.3)          6.2
   Net earnings
   Dividends on preferred shares ($16.00 per share)
   Tax benefit on preferred shares dividend
   Dividends on common shares ($1.49 per share)
   Impact of shares issued under employee stock plans,
      net of tax of $2.1 million                               10.2         (0.9)
   Currency translation adjustments                                                        4.0
                                                            -------       ------       -------

Balance at December 31, 1996                                 (188.0)        (4.2)         10.2
   Net earnings
   Dividends on preferred shares ($16.00 per share)
   Tax benefit on preferred shares dividend
   Dividends on common shares ($1.51 per share)
   Impact of shares issued under employee stock plans,
      net of tax of $6.6 million                               25.9          0.3
   Stock issued for acquisition                                 7.1
   Currency translation adjustments                                                      (41.4)
                                                            -------       ------       -------

Balance at December 31, 1997                                $(155.0)      $ (3.9)      $ (31.2)
                                                            =======       ======       =======


   See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BetzDearborn Inc.
--------------------------------------------------------------------------------

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

     Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and interest rate swap agreements. Concentrations of credit risk with respect to accounts receivable are limited because of the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables. The counterparties to the interest rate swaps are major international financial institutions. The Company continually monitors the credit ratings of its counterparties, has established policies for counterparty credit rating requirements and has limited the amount of agreements with any one party. The Company believes these procedures minimize the risk of credit losses in the event of nonperformance by these counterparties.

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

     Revenue Recognition - Primarily, the Company recognizes revenue upon shipment and passage of title without right of return. For consignment sales, revenue is recognized when material is used.

     Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates their fair value at December 31, 1997.

     Inventories - Inventories are stated at the lower of cost or market. Cost of approximately 41 percent of the inventory is determined by the last-in, first-out (LIFO) method, the balance by the first-in, first-out (FIFO) method. If the FIFO method of inventory accounting had been used for all inventory, amounts would have been approximately $10.6 million and $10.9 million higher than reported at December 31, 1997 and December 31, 1996, respectively.

     Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of depreciable assets are as follows: buildings - 20 to 40 years; computer equipment and software - 3 to 8 years; other machinery and equipment - 5 to 15 years.

     Accounting Change - On November 20, 1997, the FASB Emerging Issues Task Force ("EITF") announced a consensus on Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." This issue addressed how an entity should account for third-party or internally generated costs associated with projects that combine business process reengineering activities and information technology transformation and how the total costs of a business process reengineering consulting contract performed by a third party should be allocated to the project's various individual activities. The EITF reached a consensus that the cost of business process reengineering activities, whether done internally or by third parties, is to be expensed as incurred. Also, the EITF reached a consensus that any unamortized portion of those identifiable costs should be written off as a cumulative effect type adjustment in the quarter that contains November 20, 1997.

     The Company is engaged in a major project that combines business process reengineering activities and information technology transformation. The business process reengineering activities are being performed by both internal staff and by third parties. The amount of business process reengineering activities capitalized as of September 30, 1997 was $9.3 million, of which approximately $4.1 million was capitalized prior to 1997. Consequently, the Company recorded a write-off in the fourth quarter of 1997 for the cumulative effect of this change in accounting and will prospectively include the continuing costs of business process reengineering activities as operating expenses.

     Investments - Marketable equity securities are recorded at fair value. All other investments are generally carried at cost, which does not exceed estimated fair value.

     Goodwill and Other Intangible Assets - Goodwill amortization is computed by the straight-line method mainly over 40 years. Other intangible assets are amortized on a straight-line basis ranging between 3 and 40 years in accordance with the nature of the asset. Goodwill and other intangible assets relate primarily to the Dearborn acquisition (see Note 2). For all such assets, the Company evaluates carrying values for impairment by considering the operating performance and expected future undiscounted cash flows of the underlying businesses.

     Foreign Currency - The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of the income of its non-U.S. subsidiaries (see Note 4). Occasionally, the Company enters into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its cash flow and current unremitted income from certain non-U.S. subsidiaries. The forward contracts generally are marked to market and resulting adjustments are recorded directly in income. These adjustments had no material impact on the results of operations for 1997, 1996 and 1995. There were no open contracts at the end of 1997. Assets and liabilities of non-U.S. operations where the functional currency is the local currency are translated into U.S. dollars at the fiscal year-end exchange rates. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of shareholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of non-U.S. operations where the functional currency is the U.S. dollar, are included in the results of operations. A foreign currency transaction loss of $5.6 million was incurred in 1997 and is included in other income, net in the Consolidated Statements of Operations; such adjustments were not material in 1996 and 1995.

     Research and Development - Research and development costs ($38.8 million in 1997, $35.7 million in 1996 and $32.2 million in 1995) are charged to expense as incurred.

     Earnings Per Share - In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per Common Share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding. In computing basic earnings per Common Share, preferred stock dividends, net of related income tax benefits, reduce income available to common shareholders. In computing diluted earnings per Common Share, conversion of the Series A ESOP Convertible Preferred Shares is assumed and the dilutive effect of stock options during the periods presented as well as the effect of contingently issuable shares also increase the weighted average number of shares (see Note 5). All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirement.

     Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (see
Note 9).

         Impact of Pending Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are required to be adopted for fiscal years beginning after December 15, 1997. Statement 130 will require the Company to report in its financial statements all non-owner related changes in equity for the periods being reported. Statement 131 will require the Company to disclose revenues, earnings, and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the requirements of Statements 130 and 131 to determine how to present the required information in its financial statements and related disclosures.

2:   ACQUISITIONS

     Dearborn - On June 28, 1996, pursuant to the Grace Dearborn Worldwide Purchase and Sale Agreement (the "Agreement"), the Company acquired the Dearborn business unit ("Dearborn") of W.R. Grace & Co. - Conn. ("Grace") for $632 million, subject to certain adjustments. Dearborn was a global supplier of industrial water and process treatment chemicals with 1995 annual net revenues of $399.1 million. This acquisition was financed by a $750 million Credit Agreement among the Company and a syndicate of banks (see Note 6).

     The Dearborn acquisition is accounted for using the purchase method of accounting and is included in the Consolidated Statements of Operations since the date of acquisition. The Company adopted a November 30 fiscal year-end for non-U.S. Dearborn units except Canada to align the fiscal year-end with the remainder of the Company's operations. Consequently, Dearborn units except Canada and the U.S. reported five months of results of operations in 1996. The Company subsequently integrated Betz and Dearborn, which makes it impractical to report the results of Dearborn separately from the remainder of the Company's results of operations.

     The Company finalized its Dearborn purchase price allocation during 1997 and increased goodwill by $20.4 million to $440.7 million. Goodwill is determined as follows (in millions):


   Cash paid to Grace                                                      $    640.9

   Adjustments:
            Restructuring provision (see Note 12)                                38.8
            Transition services cancellation fees                                10.0
            Professional fees and transaction costs                              13.4
            Tax effects, net                                                    (23.7)
                                                                           ----------
                                                                                679.4

   Less:    Fair value of net tangible assets acquired                          156.1
            Fair value of identifiable intangible assets acquired                82.6
                                                                           ----------
   Dearborn goodwill as of the acquisition date                            $    440.7
                                                                           ==========


     The $38.8 million restructuring provision (see Note 12) is primarily for closure of Dearborn facilities and severance costs for Dearborn employees. During the second quarter of 1997, the Company announced the planned closure of the Lake Zurich, Illinois plant. The increase in restructuring liabilities and fixed asset writedowns, as a result of this announcement, are the principal reasons for the 1997 increase in goodwill. The Company incurred costs of approximately $10.0 million in accordance with the Agreement relating to the cancellation of transition services previously provided to the Company, principally in its Latin American and European regions. Professional fees and transaction costs amounting to $13.4 million are primarily for acquisition consulting, legal and accounting fees. The tax effects, which reduce the adjusted purchase price, are comprised of the estimated tax effects resulting from the purchase price adjustments and for the net deferred tax effects of differences in the allocation of purchase price for financial reporting and tax purposes.

     In accordance with the purchase method of accounting, the adjusted purchase price was allocated to the estimated fair value of net assets acquired, with the excess recorded as goodwill, which is amortized on a straight-line basis over 40 years. The $82.6 million allocated to identifiable intangibles is the independently appraised value of the trademarks, trade names and patents of Dearborn. Patents are amortized on a straight-line basis over 13 to 15 years and unlimited-life trademarks and trade names are amortized over 40 years. Total Dearborn intangible amortization expense of $14.6 million and $6.7 million is included in the 1997 and 1996 results of operations, respectively.

     Had the Acquisition occurred as of January 1, 1995, unaudited pro forma results would have been (in millions, except per share amounts):

                                                        Year Ended December 31,
                                                       -------------------------
                                                         1996             1995
                                                       --------         --------
      Net Sales                                        $1,261.6         $1,151.6
      Net Earnings                                         50.0             25.5
      Net Earnings per Common Share:
               Basic                                       1.61              .75
               Diluted                                     1.54               --

     The pro forma results reflect adjustments primarily for the increased amortization and interest expense attributable to the Dearborn acquisition and the related tax effects. Potential cost savings, however, from combining Dearborn with the Company's operations are not reflected. Therefore, the pro forma results are not indicative of the results that would have occurred had the acquisition actually been consummated on January 1, 1995, and are not intended to be a projection of future results or trends. The historical financial results of operations of Dearborn reflect the "carve out" of Dearborn from Grace. Certain selling, research and administrative expenses of Grace have been allocated to Dearborn on various bases which, in the opinion of Grace's management, are reasonable. However, such expenses are not necessarily indicative of, and it is not practicable for management to estimate, the nature and level of expenses which might have been incurred if Dearborn had been operating as a separate independent company.

     Argo Scientific - In November 1997, the Company acquired all the outstanding common stock of D.W. Walker & Associates, Inc., d.b.a. Argo Scientific, in exchange for 252,600 of the Company's Common Shares. Argo Scientific is a leading supplier of highly specialized chemical treatments, services and technology for membrane separation systems, which are used in the production of "pure" water from fresh water and sea water.

     The Argo Scientific acquisition is accounted for using the purchase method of accounting. The goodwill recorded as a result of this acquisition amounted to $15.7 million, which is amortized on a straight-line basis over 40 years. The Argo Scientific results of operations are included with the Company's effective November 1997. This acquisition did not have a material impact on the Company's 1997 results of operations nor its capital resources and liquidity. The pro forma consolidated results of operations, as if the acquisition had taken place at the beginning of fiscal 1996, would not have been materially different from the reported amounts for fiscal 1996 and 1997.

     Misan Group and Taiwan Peitz - On May 1, 1995, the Company acquired
Taiwan Peitz Company, Ltd., a water, paper process and refinery process treatment business, which had been a licensee of the Company's products since 1974. On November 7, 1995, the Company acquired the Misan Group, an industrial water, paper process and fuel oil treatment company with headquarters in Naples, Italy and subsidiaries in Spain and Portugal.

     The Taiwan Peitz and Misan acquisitions have also been accounted for using the purchase method of accounting. The combined purchase price for these acquisitions was $43.4 million consisting of $32.5 million in cash paid in 1995, $7.3 million paid in 1996 and $3.6 million paid in 1997. The goodwill resulting from both acquisitions totaled approximately $25 million, which is amortized on a straight-line basis over 40 years.

     The operating results of these acquired businesses have been included in the Consolidated Statements of Operations since the dates of acquisition. The pro forma consolidated results of operations, as if the acquisitions had taken place at the beginning of fiscal 1995, would not have been materially different from the reported amounts.

3:   INCOME TAXES

     The components of earnings before income taxes and cumulative effect of accounting change are (in millions):

                       1997              1996              1995
                       ----              ----              ----
U.S.                 $106.2             $85.1            $ 75.6
Non-U.S                36.7              14.6              36.0
                     ------              ----            ------
                     $142.9             $99.7            $111.6
                     ======             =====            ======

     The provision for income taxes consists of the following (in millions):

                           1997            1996           1995
                           ----            ----           ----
Current:
      Federal             $34.6           $22.4          $31.8
      State                 2.9             4.3            4.4
      Foreign              14.5             5.1           10.4
                          -----           -----          -----
Total Current              52.0            31.8           46.6

Deferred:
      Federal               0.5             2.9           (4.7)
      State                 0.1             0.5           (1.0)
      Foreign              (1.9)            0.2            2.4
                          -----           -----          -----
Total Deferred             (1.3)            3.6           (3.3)
                          -----           -----          -----
Total Taxes               $50.7           $35.4          $43.3
                          =====           =====          =====

     A reconciliation of the effective income tax rate with the statutory federal income tax rate is as follows:

                                      1997              1996             1995
                                      ----              ----             ----
Federal tax rate                      35.0%             35.0%            35.0%
State and local taxes, net of
  federal income taxes                 1.4               3.1              2.0
Foreign tax credits                   (4.0)             (4.8)              --
Other items                            3.1               2.2              1.8
                                      ----              ----             ----
Effective income tax rate             35.5%             35.5%            38.8%
                                      ====              ====             ====

     Deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in millions):

                                                          1997            1996
                                                          ----            ----
Deferred Tax Assets:
     Stock and benefit plans                            $ 20.0          $ 15.3
     Operating loss carryforwards                          9.1             4.2
     Accrued liabilities not deducted until paid          17.1            19.3
                                                        ------          ------
          Total Deferred Tax Assets                       46.2            38.8
Deferred Tax Liabilities:
     Tax over book depreciation, net                     (24.7)          (21.7)
     Other                                               (11.6)           (6.8)
                                                        ------          ------
         Total Deferred Tax Liabilities                  (36.3)          (28.5)
                                                        ------          ------
         Net Deferred Tax Assets                        $  9.9          $ 10.3
                                                        ======          ======

     In 1997, income taxes classified as current and non-current liabilities include deferred tax liabilities of $0.6 million and $14.3 million, respectively. In addition, income taxes classified as current assets include deferred tax assets of $19.6 million and income taxes classified as non-current assets, which are included within investments and other on the Consolidated Balance Sheets, include deferred tax assets of $5.1 million. In 1996, income taxes classified as current assets include deferred tax assets of $22.7 million, with the remaining deferred tax balance of $12.4 million classified as non-current liabilities. Included in deferred tax assets are foreign operating loss carryforwards, which mainly have an unlimited life.

     The Company made income tax payments of $36.2 million, $45.8 million and $46.0 million during the years 1997, 1996 and 1995, respectively.

     The Company has not provided United States income taxes on $52.7 million of unremitted earnings of foreign subsidiaries because management views such earnings as being indefinitely invested.

4:   GEOGRAPHIC INFORMATION

     The Company operates principally in one industry segment which includes the development, manufacture and sale of specialty chemical products.

     The Company's areas of operation outside of the United States and Europe principally include Canada, Latin America and Asia-Pacific. No single non-U.S. country in which the Company produces or markets its products comprises more than 10 percent of the Company's net sales, operating earnings or identifiable assets. No single customer accounts for more than 10 percent of the Company's revenues.

     Information about the Company's operations in different geographic locations is (in millions):

                             United                      Other
1997                         States        Europe       Foreign   Consolidated
------------------------------------------------------------------------------
  Net sales               $   711.2     $   319.6     $   264.0     $  1,294.8
  Operating earnings          120.3          39.4          30.2          189.9
  Identifiable assets         706.9         417.9         308.8        1,433.6
------------------------------------------------------------------------------

1996
------------------------------------------------------------------------------
  Net sales               $   641.1     $   218.9     $   177.0     $  1,037.0
  Operating earnings           90.4          12.2          23.1          125.7
  Identifiable assets         702.0         412.8         303.5        1,418.3
------------------------------------------------------------------------------

1995
------------------------------------------------------------------------------
  Net sales               $   555.9     $   111.6     $    85.0     $    752.5
  Operating earnings           78.6          15.2          16.2          110.0
  Identifiable assets         395.7         142.7          92.1          630.5
------------------------------------------------------------------------------


     At December 31, 1997, the local currency is the functional currency of non-U.S. operations representing 45% of consolidated identifiable assets. For operations in highly inflationary economies, the U.S. dollar is the functional currency. Identifiable assets of such operations were 6% of consolidated identifiable assets at December 31, 1997.

     United States identifiable assets include $0.3 million, $2.6 million and $0.8 million of cash and cash equivalents and other investments at December 31, 1997, 1996 and 1995, respectively, that are available for general corporate purposes.

     Direct export sales of $14.2 million, $11.2 million and $10.8 million for the years 1997, 1996 and 1995, respectively, are included in United States net sales.

5:   EARNINGS  PER  SHARE

     In compliance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share," issued in February 1997, the Company has changed its method of computing earnings per share effective with the fourth quarter 1997. All prior periods presented have been restated to conform to the new requirements which exclude contingently issuable shares and the dilutive effect of stock options from the number of weighted average shares used in the computation of basic earnings per share. The effect of Statement 128 on diluted earnings per share is immaterial compared to previously disclosed fully diluted earnings per share. Basic and diluted earnings per share are calculated as follows (in millions, except per share amounts):


                                                               1997          1996          1995
                                                           --------      --------      --------
Basic Earnings per Share:

Net earnings before cumulative effect
     of accounting change                                  $   92.2      $   64.3      $   68.3
Effect of preferred stock dividends, net of taxes              (5.6)         (5.3)         (4.9)
                                                           --------      --------      --------
                                                               86.6          59.0          63.4
Cumulative effect of accounting change, net of taxes           (6.0)         --            --
                                                           --------      --------      --------
Net earnings available to common shareholders              $   80.6      $   59.0      $   63.4
                                                           ========      ========      ========

Average Common Shares outstanding - basic                      28.7          27.7          27.6
                                                           ========      ========      ========

Basic Earnings per Common Share:
     Before cumulative effect of accounting change         $   3.02      $   2.13      $   2.30
     Cumulative effect of accounting change                   (0.21)         --            --
                                                           --------      --------      --------
     Basic earnings per Common Share                       $   2.81      $   2.13      $   2.30
                                                           ========      ========      ========

Diluted Earnings per Share:

Net earnings before cumulative effect
     of accounting change                                  $   92.2      $   64.3      $   68.3
Effect of ESOP charge to operations assuming
     conversion of Series A ESOP Convertible
     Preferred Shares, net of taxes                            (2.7)         (2.6)         (2.1)
                                                           --------      --------      --------
                                                               89.5          61.7          66.2
Cumulative effect of accounting change, net of taxes           (6.0)         --            --
                                                           --------      --------      --------
Net earnings available to common shareholders              $   83.5      $   61.7      $   66.2
                                                           ========      ========      ========


Average Common Shares outstanding - basic                      28.7          27.7          27.6
Effect of dilutive securities:
     Contingently issuable shares                               0.2           0.1           0.1
     Employee stock options                                     0.4           0.2           0.1
     Assumed conversion of Series A ESOP
         Convertible Preferred Shares                           2.7           2.7           2.8
                                                           --------      --------      --------
Average Common Shares outstanding - diluted                    32.0          30.7          30.6
                                                           ========      ========      ========

Diluted Earnings per Common Share:
     Before cumulative effect of accounting change         $   2.80      $   2.01      $   2.16
     Cumulative effect of accounting change                   (0.19)         --           --
                                                           --------      --------      --------
     Diluted earnings per Common Share                     $   2.61      $   2.01      $   2.16
                                                           ========      ========      ========



     Note 9 contains further disclosures regarding the Company's oustanding stock options and contingently issuable shares (Incentive Plan). Note 8 describes the conversion provision of the Company's preferred stock in the ESOP.

6:   LONG-TERM DEBT

     Long-term debt at December 31 consisted of (in millions):

                                                 1997                            1996
                                         ---------------------          ---------------------
                                         Rate(1)        Amount          Rate(1)        Amount
                                         ------         ------          ------         ------
Revolving credit agreement                5.83%       $  581.9           5.98%       $  548.0
Promissory note to Grace                    --              --           5.87           100.0
ESOP debt                                 8.56            94.5           8.56            95.5
Other indebtedness                        6.30             3.1           6.36             2.0
                                                      --------                       --------
Total debt                                               679.5                          745.5
Less current maturities                                    1.3                            1.0
                                                      --------                       --------
Long-term debt                                        $  678.2                       $  744.5
                                                      ========                       ========


(1) Weighted average interest rate for the year ended December 31.



     On October 20, 1997, the Company entered into a Credit Agreement with a syndicate of banks which provides for a five-year unsecured revolving credit agreement in an amount of $750 million. The commitments made under the Credit Agreement expire in October 2002. The Credit Agreement requires the Company, among other things, to meet certain net worth and indebtedness tests. Approximately $168.1 million of the Credit Agreement was unused at December 31, 1997.

     Borrowings under the Credit Agreement bear interest at various rates based on the types of borrowings used by the Company. Each type of borrowing bears interest at a variable rate based on an index plus a margin. The borrowings outstanding at year end for U.S. dollar loans bear interest at LIBOR plus a margin and for Canadian dollar loans at market rates for Canadian bankers' acceptances plus a margin. Margin pricing is dependent on the Company's selected pricing option of either a specific financial ratio test or the Company's public debt rating. The Company pays a facility fee based upon the selected pricing option. At December 31, 1997, the Company is paying a facility fee of .08% of the total commitment of funds provided by the banks. Commitment fees to maintain the Credit Agreement totaled $1.3 million and $0.7 million during fiscal years 1997 and 1996, respectively, and are included in interest expense.

     In 1989, the Company guaranteed a loan of $100 million to the ESOP Trust, the proceeds of which were used by the trust for the purchase of the Company's preferred stock (see Note 8). The loan and guarantee, which mature on June 19, 2009, are recorded in the Company's Consolidated Balance Sheets as long-term debt and a reduction of shareholders' equity. With respect to the ESOP loan, the Company is obligated, among other things, to maintain certain financial ratios and meet certain net worth and indebtedness tests.

     Scheduled maturities of long-term debt are as follows (in millions): 1998 - $1.3; 1999 - $3.2; 2000 - $1.7; 2001 - $2.8; 2002 - $586.0; and 2003 through
2009 - $84.5.

     Interest Rate Swaps - During the second quarter of 1996, the Company entered into interest rate swap agreements, with maturities ranging from 1.5 to
5.5 years, to effectively convert $400 million of the Company's variable-rate long-term debt to fixed interest rate obligations, thereby reducing the Company's exposure to rising interest rates. Over the term of each swap agreement, the Company exchanges interest payments with the swap counterparty without exchanging the notional amount upon which the payments are based. The differential to be paid or received is accrued and recognized as an adjustment to interest expense. The related amount payable to such counterparties is included in accrued liabilities.

     The Company has designated the series of swaps as hedges against future interest rate exposure on its variable-rate debt outstanding. The series of swaps will hedge no more than the aggregate amount of variable-rate debt outstanding. The Company may also designate individual swaps included in this series as both a hedge against interest rate exposure and a hedge of the fair value of future fixed-rate term debt replacing outstanding variable-rate debt. In the event future fixed-rate term debt is issued, the Company intends to terminate the designated swaps and amortize the gain or loss on such termination over the remainder of the hedged period. In the event fixed-rate debt is not issued for the entire remaining hedged period, a portion of the termination gain or loss will be included in net earnings.

     Fair Value of Debt and Interest Rate Swaps - The fair value of the Company's short-term notes payable, long-term debt and interest rate swaps, all of which are held for purposes other than trading, at December 31 is summarized below (in millions):

                                               1997                                  1996
                                  --------------------------             -------------------------
                                  Carrying              Fair             Carrying             Fair
                                    Amount             Value               Amount            Value
                                  --------           -------             --------          -------
Notes payable                      $  26.6           $  26.6             $    0.8          $   0.8
Long-term debt                       679.5             692.7                745.5            753.3
Interest rate swap payable             0.5               7.2                  0.7              5.6

     The estimated fair values of these financial instruments are generally based on quoted market prices or on current rates available to the Company for financial instruments of similar remaining maturities and do not include potential tax effects or possible expenses incurred in settling the transactions to terminate the related agreements.

     Notes payable are borrowings under uncommitted lines of credit with an average interest rate of 5.76% at December 31, 1997.

     Interest Expense - Net ESOP expense (see Note 8) is characterized as interest expense in the accompanying financial statements. The effect of the interest rate swap agreements referred to above was to increase interest expense by $3.3 million and $2.0 million in 1997 and 1996, respectively. Cash payments for interest amounted to $50.4 million, $17.8 million and $1.6 million for the years 1997, 1996 and 1995, respectively. Interest expense is capitalized on major construction projects. Interest expense components for the years ending December 31 are as follows (in millions):

                                 1997                1996                 1995
                                 ----                ----                 ----

Gross interest expense           $45.9               $26.1                $ 1.6
Capitalized interest              (0.4)               (0.4)                (0.5)
                                 -----               -----                -----
Interest expense                 $45.5               $25.7                $ 1.1
                                 =====               =====                =====

7:   LONG-TERM LEASES

     Total rental expense for all leases amounted to $23.2 million, $18.8 million and $14.9 million in 1997, 1996 and 1995, respectively. The future rental commitments, primarily for automobiles, as of December 31, 1997 for all noncancelable long-term leases are (in millions): 1998 - $12.1; 1999 - $7.0; 2000 - $3.7; 2001 - $1.4; 2002 - $1.1; and $0.2 thereafter.

8:   EMPLOYEE STOCK OWNERSHIP (ESOP) AND 401(k) PLAN

     In 1989, the Company established an ESOP and a related trust as a long-term benefit for substantially all of its U.S. employees. This plan supplements the Company's employee retirement plan. Under this plan, the Company sold 500,000 shares of a new Series A ESOP Convertible Preferred Stock to the trust for $100 million. This series of preferred stock has one vote per share with cumulative dividends at a rate of 8% and is stated at the aggregate liquidation preference on the Consolidated Balance Sheets. The Company arranged for and guaranteed a loan of $100 million (see Note 6) to the trust for the purchase of the preferred stock. Proceeds of the loan were primarily used for the purchase of common treasury stock to be used for future conversion and redemption of the preferred stock, which is presently convertible into 2,648,671 shares of common stock. The loan and guarantee are recorded in the Company's Consolidated Balance Sheets as long-term debt and a reduction in shareholders' equity.

     Effective January 1, 1990, the Company's 401(k) program was integrated into the Employee Stock Ownership Plan. Employees may invest 2 to 15 percent of eligible compensation. Company matches, equal to 25 percent of the first 4 percent of employees' investments, fully vest to employees upon the completion of 5 years of service. The Company's matching contributions, which are included in ESOP expense, are made in the form of the ESOP Convertible Preferred Stock. The value of such matching contributions amounted to $1.7 million in 1997, $1.5 million in 1996 and $1.4 million in 1995.

     After satisfying the 401(k) matching contributions, the remaining shares of ESOP stock are allocated to each participant based on the ratio of the participant's compensation to total compensation of all participants. During 1997, 6,409 shares of the Preferred Stock were converted to Common Shares by plan participants and permanently retired. The number of shares allocated and unallocated at December 31 are as follows:

                                              1997                 1996
                                              ----                 ----
Allocated                                   134,355              121,911
Unallocated                                 341,016              359,869
                                            -------              -------

Total shares held by ESOP                   475,371              481,780
                                            =======              =======



     The Company is required to make quarterly contributions to the Plan which enable the trust to service its indebtedness. Net ESOP cost for the Company is comprised of the following elements (in millions):

                                               1997           1996         1995
                                               ----           ----         ----
ESOP expense                                  $ 9.5           $ 9.3       $ 9.2
Preferred dividends
     (charged to retained earnings)            (7.7)           (7.7)       (7.8)
                                              -----           -----       -----
ESOP expense charged to earnings              $ 1.8           $ 1.6       $ 1.4
                                              =====           =====       =====

ESOP contributions                            $ 9.1           $ 9.0       $ 8.8
                                              =====           =====       =====


     The ESOP expense is calculated using the 80-percent-of-shares-allocated method. To the extent that this expense exceeds the ESOP's annual debt service requirements, an adjustment is made to the shareholders' equity reduction to reflect the cumulative effect of the excess charges.

9:   STOCK-BASED COMPENSATION AND SHAREHOLDER RIGHTS PLANS


     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no compensation expense being recognized for its stock option plans or its stock purchase plan.

     As required by Statement 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its stock options under the fair value method. A weighted average fair value of $16.96 for options granted in 1997, $9.63 for those granted in 1996 and $9.78 for those granted in 1995 was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants in 1997, 1996 and 1995, respectively:

                                                    1997        1996       1995
                                                    ----        ----       ----
   Dividend yield                                   2.36%        3.4%       3.4%
   Volatility                                       .226        .203       .203
   Risk-free interest rate                          5.77%       6.22%      6.22%
   Weighted average expected life, in years         6.65        6.75       6.75

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

     For purposes of the pro forma disclosures required by Statement 123, the estimated fair value of the options is amortized to expense over the options' vesting period. Statement 123 requires only that the income effects of options granted subsequent to December 31, 1994 be included in the pro forma disclosures. Since a portion of the Company's stock options vest over one- and two-year periods, and additional options are granted each year, the pro forma effect on 1995 and 1996 net income reported below is not representative of the effect of fair value stock option expense on future years' pro forma net income. For purposes of the pro forma disclosures, compensation expense is recognized under the stock purchase plan for the difference in price paid by employees and the fair value of the Company's stock at the date of purchase. The Company's pro forma information follows (in millions, except for per share information):


                                                                     Year Ended December 31,
                                                               --------------------------------
                                                                1997          1996         1995
                                                               -----         -----        -----
Pro forma net income                                           $78.9         $60.5        $64.2
Pro forma earnings per share:
     Basic
         Before cumulative effect of accounting change          2.76          2.00         2.15
         Net earnings                                           2.55          2.00         2.15
     Diluted
         Before cumulative effect of accounting change          2.59          1.89         2.03
         Net earnings                                           2.40          1.89         2.03

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

     Option activity is summarized as follows:

                                             Number of        Weighted Average
                                               Shares          Price per Share
                                             ----------       ----------------

Outstanding at January 1, 1995                2,564,269            $48.126
     Granted                                    967,688             43.749
     Canceled                                   (40,998)            52.916
     Forfeited                                   (5,006)            44.875
     Exercised                                  (47,730)            21.606
                                             ----------
Outstanding at December 31, 1995              3,438,223             47.210
     Granted                                    493,841             43.493
     Canceled                                   (44,715)            51.838
     Forfeited                                  (12,727)            44.450
     Exercised                                 (378,120)            39.501
                                              ---------
Outstanding at December 31, 1996              3,496,502             47.470
     Granted                                    687,425             62.676
     Canceled                                    (8,191)            57.238
     Forfeited                                  (15,773)            50.083
     Exercised                                 (965,542)            44.404
                                              ---------
Outstanding at December 31, 1997              3,194,421             51.631
                                              =========             ======

Exercisable at December 31, 1997              2,659,399             50.442
                                              =========             ======

     The exercise prices for options outstanding as of December 31, 1997 ranged from $23.375 to $62.75. The options outstanding and exercisable at December 31, 1997 are segregated into groups based on ranges of exercise price below:


                                                                    Wtd. Avg.        Wtd. Avg.
                                                                    Exercise        Remaining
Shares Outstanding at 12/31/97:            Range of Prices            Price            Life
                                         -------------------        --------        ---------
             31,214                      $23.375  -  $29.125         $23.688          .47 yrs
            134,494                       33.500  -   39.250          38.517         6.94 yrs
          1,467,208                       40.500  -   49.625          45.065         6.90 yrs
            789,042                       50.250  -   59.813          56.668         4.62 yrs
            772,463                       60.000  -   62.750          62.363         6.56 yrs
         ----------

          3,194,421                      $23.375  -  $62.750         $51.631         6.68 yrs
          =========

                                                                    Wtd. Avg.
                                                                     Exercise
Shares Exercisable at 12/31/97:            Range of Prices            Price
                                         ------------------         ---------

             31,214                      $23.375 -  $29.125          $23.688
            134,494                       33.500 -   39.250           38.517
          1,325,518                       40.500 -   49.625           45.255
            781,506                       50.250 -   59.813           56.638
            386,667                       60.000 -   62.750           62.007
          ---------

          2,659,399                      $23.375 -  $62.750          $50.442
          =========


     At December 31, 1997, the Company had remaining an aggregate of 5,067,205 Common Shares reserved for issuance under its Stock Option Plans.


     Employee Stock Purchase Plan - Effective July 1, 1997, the Company established an Employee Stock Purchase Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees may purchase through a series of semiannual offerings, each July and January, shares of the Company's Common Stock, subject to certain limitations. The purchase price of each share is 85 percent of the lesser of its fair market value on the grant date or on the exercise date. The aggregate number of whole shares of Common Stock purchasable under the option shall not exceed 10 percent of the employee's base compensation. At December 31, 1997, 400,000 shares were available for purchase under the plan. Based on the market price of common stock on the exercise date, the Company issued approximately 47,215 shares in January 1998.

     Incentive Plan - The Employee Stock Incentive Plan provides that up to 2,500,000 shares of common stock may be granted through April 13, 2005, at the discretion of the Board of Directors, to key employees and non-employee Directors at no cost to the employees or Directors. The Company granted 81,326 shares and 72,407 shares during 1997 and 1996, respectively, at a weighted average value of $62.64 in 1997 and $43.58 in 1996. Key employees receiving grants are entitled to receive dividends, but assumption of full beneficial ownership is contingent at the time of grant. In the event the employee does not remain in continuous employment for the periods stipulated, the shares are canceled and revert to the Company for reissuance under the Plan.

     The aggregate fair market value of the shares granted under this Plan is considered unearned compensation at the time of grant and compensation is earned ratably over the stipulated period. Compensation cost included in net income is $1.8 million in 1997, $1.9 million in 1996, and $2.5 million in 1995.

     At December 31, 1997, the Company had remaining an aggregate of 488,070 Common Shares available for issuance under its Employee Stock Incentive Plan.


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

     In February 1998, the Board of Directors approved a new Shareholder Rights Plan having a 10-year term which expires on September 19, 2008 which provides for the declaration of a distribution of one Share Purchase Right for each Common Share outstanding effective September 19, 1998. The exercise price of each new right will be $250.00. This new plan is substantially the same as the 1988 plan.

10:   EMPLOYEE RETIREMENT PLANS

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

U.S. Plans

     The salary scale assumption is graded by age with an underlying inflation assumption of 4% for U.S. plans. Other primary assumptions used to develop the Company's U.S. net periodic pension expense and the actuarial present value of the benefit obligations are as follows:

                                                  1997                1996                1995
                                                  ----                ----                ----
Discount rate                                     7.25%               7.5%                7.0%
Long-term rate of return on plan assets           9.5%                9.25%               9.25%


     Net periodic pension expense for the Company's U.S. defined benefit plans consists of the following (in millions):

                                            1997              1996         1995
                                    ------------      ------------      -------

Service cost                        $        7.3      $        7.6      $   5.5
Interest cost                               14.0              12.8         11.4
Return on plan assets                      (37.0)            (27.1)       (31.2)
Net amortization and deferral               22.8              14.8         20.1
                                    ------------      ------------      -------
Net periodic pension expense        $        7.1      $        8.1      $   5.8
                                    ============      ============      =======

     The following table sets forth the actuarial present value of benefit obligations and funded status at December 31 for the Company's U.S. plans (in millions):

                                                                          1997                1996
                                                                       -------            --------
Actuarial present value of benefit obligations:
     Vested benefits                                                   $(168.6)            $(148.4)
     Nonvested benefits                                                   (9.0)               (8.5)
                                                                       -------            --------
     Accumulated benefit obligation                                     (177.6)             (156.9)
     Effect of projected future salary increases                         (27.9)              (25.1)
                                                                       -------            --------
Projected benefit obligation                                            (205.5)             (182.0)
Plan assets at fair value                                                205.3               176.4
                                                                       -------            --------
Projected benefit obligation in excess of plan assets                     (0.2)               (5.6)
Unrecognized net gain                                                    (36.7)              (25.6)
Unrecognized prior service cost                                            5.2                 6.0
Other                                                                     (2.8)               (2.3)
                                                                       -------            --------

Net pension liability included in the Consolidated Balance Sheets     $  (34.5)           $  (27.5)
                                                                      ========            ========

Non-U.S. Plans

     Primary assumptions used to develop the Company's non-U.S. net periodic pension expense and the actuarial present value of the benefit obligations are as follows:

                                                 1997                 1996            1995
                                                 ----                 ----            ----

Salary increase                               3.0-6.5%             3.0-7.0%         4.0-6.5%
Discount rate                                 6.0-8.5%             6.0-9.0%         6.5-8.5%
Long-term rate of return on plan assets       6.0-9.0%             6.0-9.0%         7.0-9.0%


     Net periodic pension expense for the Company's non-U.S. defined benefit plans consists of the following (in millions):

                                           1997                 1996             1995
                                        -------              -------          -------
Service cost                            $   3.2              $   2.2          $   1.3
Interest cost                               4.5                  2.8              1.6
Return on plan assets                      (4.6)                (2.8)            (2.1)
Net amortization and deferral                --                   --              0.5
                                        -------              -------          -------
Net periodic pension expense            $   3.1              $   2.2          $   1.3
                                        =======              =======          =======

     The following table sets forth the actuarial present value of benefit obligations and funded status at December 31 for the Company's non-U.S. plans (in millions):

                                                                    Assets Exceed                 Accumulated
                                                                     Accumulated                 Benefits Ex-
                                                                       Benefits                   ceed Assets
                                                                ---------------------        --------------------
                                                                  1997         1996            1997         1996
                                                                --------     --------        --------   ---------
Actuarial present value of benefit obligations:
     Vested benefits                                             $ (40.7)     $ (32.4)       $   (4.5)   $   (8.3)
     Nonvested benefits                                             (4.5)        (3.6)           (3.3)         --
                                                                --------     --------        --------   ---------
     Accumulated benefit obligation                                (45.2)       (36.0)           (7.8)       (8.3)
     Effect of projected future salary increases                   (13.8)       (14.7)           (4.2)       (2.6)
                                                                --------     --------        --------   ---------
Projected benefit obligation                                       (59.0)       (50.7)          (12.0)      (10.9)
Plan assets at fair value                                           62.6         55.9             1.7         1.7
                                                                --------     --------        --------   ---------
Projected benefit obligation in excess of plan assets                3.6          5.2           (10.3)       (9.2)
Unrecognized net gain                                               (1.3)        (2.6)            0.8        (0.1)
Unrecognized prior service cost                                       --           --             0.3         0.4
Other                                                                1.3          1.5              --         0.1
                                                                --------     --------        --------   ---------

Net pension asset (liability) included in the
  Consolidated Balance Sheets                                   $    3.6     $    4.1        $   (9.2)  $    (8.8)
                                                                ========     ========        ========   =========


11:   POSTRETIREMENT BENEFITS

     The Company pays limited medical and dental insurance premiums on behalf of certain early retirees as well as providing a small life insurance benefit for certain retirees.

     Employee benefit plans at December 31, 1997 and 1996 include $8.5 million and $7.8 million, respectively, representing the actuarially determined liability for these benefits. The actuarially determined expense was $1.7 million, $1.5 million and $1.1 million in 1997, 1996 and 1995, respectively.

12:  INTEGRATION/RESTRUCTURING


     To achieve reductions in operating costs and to integrate the operations of the former Betz Laboratories, Inc. (Betz) and the former Dearborn business (Dearborn), the Company has incurred incremental and non-recurring expenses that are reported as Integration/Restructuring operating expenses.

     Integration expenses are incremental and non-recurring costs necessary to integrate Dearborn and Betz. Integration expenses amounted to $16.6 million and $20.4 million for 1997 and 1996, respectively. These expenses are associated with the activities of integration teams responsible for merging the two companies for the benefit of future operations and include items such as consulting and legal fees, integration bonuses, training, travel and Betz employee relocation expenses. These costs are expensed as incurred. Such integration activities were completed in 1997.

     The provision for restructuring is for estimated exit costs associated with the decisions to close Betz facilities and severance costs for Betz employees. These costs are accrued when the decisions are made and announced and exit costs can be reasonably estimated. A $9.6 million provision for restructuring, net of the 1995 provision reversal noted below, was recorded in 1996 for the closure of Betz facilities and the severance of Betz employees located throughout the world. Additionally, $26.0 million and $12.8 million restructuring provisions for the closure of Dearborn facilities and severance and relocation costs for worldwide Dearborn employees were also recorded in 1996 and 1997, respectively, which are part of the overall purchase price allocation. These combined actions include employee termination benefits for approximately 550 technical, production, administrative and support employees, as well as office consolidations and asset dispositions. All restructuring plans were completed in 1997.

     In connection with the Dearborn acquisition and restructuring decisions, at December 31, 1997, approximately $11.9 million of assets are held for sale. These assets, included in property, plant and equipment, are primarily production facilities of Dearborn. The Company estimates it will complete the sale of such facilities by 1999.

     The $15.6 million provision for restructuring recorded in 1995 was for a series of actions to reduce operating costs. The provision included the writedown associated with the closure of two blending plants and other asset dispositions, and employee termination benefits covering approximately 150 technical, production, administrative and support employees located primarily in the United States. As a result of the completion of these restructuring actions, $3.5 million of the 1995 restructuring provision was reversed in 1996. The lower than anticipated cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated losses on the closure of a blending plant.

     A reconciliation of activity with respect to the restructuring accruals is as follows (in millions):

                                                        1997             1996
                                                       ------           ------

Balance at beginning of year                           $ 30.9           $  7.5

Provision:
   Included in Goodwill (see Note 2)                     12.8             26.0
   Charged to Consolidated Statements of
    Operations - net                                     (1.0)             9.6

Cash Payments                                           (23.5)           (11.4)
Noncash - Fixed asset writedowns and
    foreign exchange translation                         (3.3)            (0.8)
                                                       ------           ------
Balance at end of year                                 $ 15.9           $ 30.9
                                                       ======           ======

The remaining reserve at December 31, 1997 is expected to be sufficient to complete these actions. Cash flows from operations and available financing sources are expected to be sufficient to meet restructuring liabilities.

13: QUARTERLY FINANCIAL INFORMATION (unaudited)

   The following is a summary of quarterly financial information for the years ended December 31, 1997 and 1996 (in millions, except for per share data):

                                                               1997 Quarter Ended
                                                -----------------------------------------------------
                                                March 31     June 30     September 30     December 31
                                                --------     -------     ------------     -----------
Net Sales                                       $ 306.4      $ 322.4        $ 331.8         $ 334.2
Gross Profit                                      184.2        193.5          199.0           199.4
Earnings Before Income Taxes
     and Cumulative Effect of
     Accounting Change (Note 1)                    28.8         32.8           41.4            39.9
Earnings Before
     Cumulative Effect of
     Accounting Change                             18.6         21.1           26.7            25.8
Net Earnings                                       18.6         21.1           26.7            19.8

Net Earnings Per Common Share:
     Basic
        Before Cumulative Effect
            of Accounting Change                    .61          .69            .88             .84
        Net Earnings                                .61          .69            .88             .63
     Diluted
        Before Cumulative Effect
            of Accounting Change                    .57          .64            .81             .78
        Net Earnings                                .57          .64            .81             .59


Cash Dividends Declared
     Per Common Share                              .375         .375            .38             .38

Common Share Market
     Prices:
        High Price                               67-1/4       67-3/8             71          70-1/8
        Low Price                                55-1/4       61-1/4       59-11/16        57-11/16


                                                                  1996 Quarter Ended
                                                -------------------------------------------------------
                                                March 31      June 30       September 30    December 31
                                                --------      -------       ------------    -----------
Net Sales                                       $ 199.5       $ 210.1         $ 304.2           $ 323.2
Gross Profit                                      122.6         129.3           183.8             192.0
Earnings Before Income Taxes
     and Cumulative Effect of
     Accounting Change (Note 1)                    31.5          34.9            16.3              17.0
Earnings Before
     Cumulative Effect of
     Accounting Change                             19.7          22.3            10.9              11.4
Net Earnings                                       19.7          22.3            10.9              11.4

Net Earnings Per Common Share:
     Basic
        Before Cumulative Effect
            of Accounting Change                    .67           .76             .34               .36
        Net Earnings                                .67           .76             .34               .36
     Diluted
        Before Cumulative Effect
            of Accounting Change                    .62           .71             .34               .34
        Net Earnings                                .62           .71             .34               .34


Cash Dividends Declared
     Per Common Share                               .37           .37             .375             .375

Common Share Market
     Prices:
        High Price                               47-1/4            48           53-1/2           60-1/8
        Low Price                                40-1/8        41-3/4           43-1/8               50

     The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The common stock of the Company is traded on the New York Stock Exchange under the symbol BTL. The approximate number of record holders of Common Shares as of January 30, 1998, was 3,466.

         Item 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.


                                    PART III

            Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 10, Registrant hereby incorporates by reference the information contained under the headings "Proposal No. 1: Election of Directors" on pages 5 through 7, inclusive, and "Executive Officers" on page 9 of Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 9, 1998, in connection with Registrant's 1998 Annual Meeting of Shareholders.


               Item 11 - EXECUTIVE COMPENSATION AND TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 11, Registrant hereby incorporates by reference the information contained under the headings "Remuneration of Directors" on page 11, "Compensation Committee Report on Executive Compensation" on pages 12 through 14, inclusive, "Executive Compensation" on pages 15 through 18, inclusive, "Pension Plan Table" on page 20, and "Employment Agreements" on pages 20 and 21 of Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 9, 1998, in connection with Registrant's 1998 Annual Meeting of Shareholders.


    Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, in response to Item 12, Registrant hereby incorporates by reference the information contained under the heading "Ownership of Company Shares" on pages 10 and 11 of Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 9, 1998, in connection with Registrant's 1998 Annual Meeting of Shareholders.


            Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     John Quarles, a Director of the Registrant, is a partner in the law firm of Morgan, Lewis and Bockius which provided legal services to the Registrant in 1997.

                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. In response to Item 14, Registrant hereby sets forth the following included in Item 8:

Consolidated Statements of Operations--Years ended December 31, 1997, 1996 and 1995

Consolidated Balance Sheets--December 31, 1997 and 1996

Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Common Shareholders' Equity--Years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

(a) 2. The following consolidated financial statement schedule of BetzDearborn Inc. and subsidiaries is included in Item 14(a):

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3. Listing of Exhibits

Form 10-K

Exhibit No.                     Description                                Page
-----------                     -----------                                ----

     3         Articles of Incorporation and Bylaws
               * The item designated Exhibit 3 to Registrant's Annual Report on Form 10-K for fiscal year 1988 (Restated Articles of Incorporation) as heretofore filed with the Securities and Exchange Commission is hereby incorporated by reference as
                 Exhibit 3.

     3.1       The Bylaws of BetzDearborn Inc.

     4         Instruments defining the rights of Security Holders

     4.1 Rights Agreement, dated as of February 12, 1998, by and between BetzDearborn Inc. and American Stock Transfer & Trust Company, as Rights Agent.

Exhibit No.                     Description                                Page
-----------                     -----------                                ----

    10         Material Contracts

    10.1 Credit Agreement, dated as of October 20, 1997 by and among the Registrant, BetzDearborn Canada, the banks parties thereto, and The Chase Manhattan Bank of Canada, as Agent

    10.2       Executive Employment Agreement

    10.3       Guidelines for Performance Incentive Compensation Plan

    10.4       Acquisition Incentive Compensation Plan

               * The item designated as Exhibit A to Registrant's definitive
                 Proxy Statement dated March 8, 1995 ("Stock Incentive Plan"); the item designated Exhibit A to Registrant's definitive Proxy Statement dated March 10, 1997 ("Stock Option Plan of 1987"); and the item designated as Exhibit 2.1 to Registrant's Current Report on Form 8-K/A filed on March 29, 1996 (Grace Dearborn Worldwide Purchase and Sale Agreement, dated as of March 11, 1996 by and between W. R. Grace and Co.-Conn. and the Registrant); all as heretofore filed with the Securities and Exchange Commission are hereby incorporated by reference as
                 Exhibit 10 hereto.

    11         Statement regarding computation of per share earnings:
               See Item 8 - Note 5.

    21         Subsidiaries of Registrant

    23         Consent of Independent Auditors

    27         Financial Data Schedule


(b) Reports on Form 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on December 11, 1997 reporting that the Registrant anticipated taking a write-off in the fourth quarter of 1997 for the cumulative effect of a change in accounting for certain business process reengineering costs.
See Item 8 - Note 1.

                       BETZDEARBORN INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------------------
       Col. A                  Col. B                               Col. C                     Col. D              Col. E
-------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                               ------------------------------------------
                              Balance at             (1)                     (2)
                              Beginning        Charged to Costs        Charged to Other       Deductions -       Balance at End
    Description               of Period          and Expenses         Accounts - Describe       Describe           of Period
-------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful
  Acconts Receivable
  deducted from Trade
  Accounts Receivable:

  Year Ended
    December 31, 1997           $7,572              $2,040               ($  637)(B)             $1,733(A)            $7,242
                                ======              ======               =======                 ======               ======

  Year Ended
    December 31, 1996           $2,886              $1,319                $4,366 (B)             $  999(A)            $7,572
                                ======              ======               =======                 ======               ======

  Year Ended
    December 31, 1995           $2,693              $  434                $  122                 $  363(A)            $2,886
                                ======              ======               =======                 ======               ======


(A) Principally accounts written off/Foreign Currency Translation.
(B) Acquisition of Dearborn and the Misan Group.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BETZDEARBORN INC.


By: /s/ William R. Cook                               Date: March __, 1998
    -----------------------------------                     -------------------
    William R. Cook,
    Chairman, President and
    Chief Executive Officer

By: /s/ George L. James III                           Date: March __, 1998
    -----------------------------------                     -------------------
    George L. James III
    Senior Vice President and
    Chief Financial Officer


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William R. Cook and George L. James III, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign any or all amendments and supplements to this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John W. Boyer, Jr.                            Date: March __, 1998
    -----------------------------------                     -------------------
    John W. Boyer, Jr.,
    Director


By: /s/ Patrick F. Brennan                            Date: March __, 1998
    -----------------------------------                     -------------------
    Patrick F. Brennan,
    Director

By:                                                   Date:
    -----------------------------------                     -------------------
    Carolyn S. Burger,
    Director


By: /s/ William R. Cook                               Date: March __, 1998
    -----------------------------------                     -------------------
    William R. Cook,
    Director


By: /s/ John G. Drosdick                              Date: March __, 1998
    -----------------------------------                     -------------------
    John G. Drosdick
    Director


By: /s/ Alan R. Hirsig                                Date: March __, 1998
    -----------------------------------                     -------------------
    Alan R. Hirsig,
    Director


By: /s/ John F. McCaughan                             Date: March __, 1998
    -----------------------------------                     -------------------
    John F. McCaughan,
    Director


By: /s/ John Quarles                                  Date: March __, 1998
    -----------------------------------                     -------------------
    John Quarles,
    Director


By: /s/ John A. H. Shober                             Date: March __, 1998
    -----------------------------------                     -------------------
    John A. H. Shober,
    Director


By:                                                   Date:
    -----------------------------------                     -------------------
    Geoffrey Stengel, Jr.,
    Director

By: /s/ Robert L. Yohe                                Date: March __, 1998
    -----------------------------------                     -------------------
    Robert L. Yohe,
    Director