Form 10-K/A
period 1997-12-31
BETZDEARBORN INC
filed 1998-03-30
CIK 11884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                           CURRENT REPORT ON FORM 10-K
                                       ON

                                   FORM 10-K/A

   (Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

      For the fiscal year ended December 31, 1997
                                -----------------
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from  _______________ to _________________

      Commission file number 0-2085
                             ------

                                BetzDearborn Inc.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  PENNSYLVANIA                            23-1503731
          ------------------------------              -----------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)

     4636 Somerton Road, Trevose, Pa                          19053
----------------------------------------                 -------------
(Address of principal executive offices)                   (Zip code)

   Registrant's area code and telephone number (215) 355-3300
                                               --------------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:                   Name of each exchange on which
                                                         registered:
           Common Stock                            New York Stock Exchange
          --------------                          -------------------------

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

                            29,582,425 Common Shares

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

     Registrant's worldwide sales of specialty chemicals and the above-related products during 1997 amounted to $1,294.8 million, as compared to $1,037.0 million in 1996 and $752.5 million in 1995. Estimated sales by industry served for the years 1997, 1996 and 1995 are (dollars in millions):

                                  1997              1996              1995
                             ---------------   ---------------   ---------------
                                $        %        $        %        $        %
                             --------  -----   --------  -----   --------  -----
   Hydrocarbon Processing     $362.5    28%     $324.1    31%     $267.9    36%
   Pulp and Paper              453.3    35       322.9    31       240.8    32
   Middle Market               362.5    28       258.9    25       137.0    18
   Other                       116.5     9       131.1    13       106.8    14

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

     As a result of the acquisition of Dearborn, the Registrant's exposure to risk relating to impacts of foreign economies and currency fluctuations has increased. The Registrant acknowledges the present economic uncertainty in the Asia-Pacific region of the world and is taking a number of steps to manage the risks present in this region. The Registrant's operations in that region presently account for approximately six percent of consolidated net sales and consolidated total assets. See Management's Discussion and Analysis of "Results of Operations - 1997 vs. 1996" for a more complete discussion of this issue. The Registrant conducts business in Latin America which is also subject to certain levels of economic uncertainty. The Registrant's operations in Latin America presently account for approximately eight percent of consolidated net sales and consolidated total assets. In addition to Management's Discussion and Analysis, see Notes 1, 2, 3 and 4 to the Consolidated Financial Statements for additional information.

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

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETZDEARBORN INC.

By:      /s/ George L. James III               Date:     March 30, 1998
   -------------------------------------                 --------------
         George L. James III
         Senior Vice President and
         Chief Financial Officer