Form 10-Q
period 1998-03-31
BETZDEARBORN INC
filed 1998-05-15
CIK 11884

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                      -------------------------------------

                        QUARTERLY REPORT UNDER SECTION 13

                           OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934
                      -------------------------------------

For Quarter Ended March 31, 1998
Commission File Number:  0-2085


                                BETZDEARBORN INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                  23-1503731
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

    4636 Somerton Road, Trevose, PA                          19053
----------------------------------------                 -------------
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

             29,646,362 Common Shares outstanding as of May 8, 1998.

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                          1998        1997
                                                          ----        ----

Net Sales                                               $ 299.3    $  306.4

Operating Costs and Expenses:
     Cost of products sold                                121.2       122.2
     Selling, research and administrative                 144.2       137.0
     Integration/restructuring                             --           6.6
                                                        -------    --------
                                                          265.4       265.8

                                 OPERATING EARNINGS        33.9        40.6

Other Income (Expense):
     Interest                                              (9.8)      (11.4)
     Investment and other                                  (0.1)       (0.4)
                                                        -------    --------
                                                           (9.9)      (11.8)
                                                        -------    --------
                       EARNINGS BEFORE INCOME TAXES        24.0        28.8

Income Taxes                                                8.5        10.2
                                                        -------    --------
                                       NET EARNINGS     $  15.5    $   18.6
                                                        =======    ========


Net earnings per Common Share:
     Basic                                              $  0.48    $   0.61
                                                        =======    ========
     Diluted                                            $  0.46    $   0.57
                                                        =======    ========
Cash dividends declared per Common Share                $  0.38    $  0.375
                                                        =======    ========

Average number of Common Shares:
     Basic                                                 29.4        28.3
                                                        =======    ========
     Diluted                                               32.4        31.6
                                                        =======    ========







See notes to consolidated financial statements.

BETZDEARBORN INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)



                                                                                  March 31, December 31,
ASSETS                                                                              1998        1997
                                                                                 ---------- -----------

CURRENT ASSETS
     Cash and cash equivalents                                                   $     39.4  $     36.9
     Trade accounts receivable, less allowances:
        1998 -- $7.2; 1997 -- $7.2                                                    265.5       293.0

     Inventories:
        Finished products and goods purchased for resale                               49.1        49.2
        Raw materials                                                                  46.4        45.1
                                                                                 ----------  ----------
                                                                                       95.5        94.3

     Income taxes                                                                      20.5        19.6
     Prepaid expenses and other                                                        37.2        36.2
                                                                                 ----------  ----------
                                                          TOTAL CURRENT ASSETS        458.1       480.0



PROPERTY, PLANT AND EQUIPMENT -- at cost
     Land                                                                              34.7        33.6
     Buildings                                                                        209.8       214.3
     Machinery and equipment                                                          564.8       562.4
     Construction in progress                                                          28.6        15.8
                                                                                 ----------  ----------
                                                                                      837.9       826.1
     Less allowance for depreciation                                                 (437.9)     (424.3)
                                                                                 ----------  ----------
                                                                                      400.0       401.8


OTHER ASSETS
     Investments and other                                                             22.4        22.8
     Goodwill -- net of accumulated amortization:
        1998 -- $20.8; 1997 -- $17.8                                                  440.6       447.7
     Other intangibles -- net of accumulated amortization:
        1998 -- $9.1; 1997 -- $8.8                                                     78.7        81.3
                                                                                 ----------  ----------
                                                                                      541.7       551.8
                                                                                 ----------  ----------
                                                                  TOTAL ASSETS   $  1,399.8  $  1,433.6
                                                                                 ==========  ==========


BETZDEARBORN INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except share amounts)


                                                                                  March 31,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                1998        1997
                                                                                 ----------  ----------

CURRENT LIABILITIES
     Trade accounts payable                                                      $     63.1  $     77.7
     Payroll and related taxes                                                         38.5        47.7
     Notes payable                                                                     24.0        26.6
     Accrued restructuring costs                                                       14.5        15.9
     Other accrued liabilities                                                         35.4        43.7
     Income taxes                                                                      14.4         7.4
     Dividends payable                                                                   --        11.2
     Current portion of long-term debt                                                  1.3         1.3
                                                                                 ----------  ----------
                                                     TOTAL CURRENT LIABILITIES        191.2       231.5

LONG-TERM DEBT -- less portion classified as current                                  677.0       678.2

OTHER LONG-TERM LIABILITIES
     Income taxes                                                                      18.3        14.3
     Employee benefit plans                                                            53.3        54.5
     Other                                                                              2.2         2.7
                                                                                 ----------  ----------
                                                                                       73.8        71.5
SHAREHOLDERS' EQUITY
     Preferred shares, $.10 par value:  authorized 1,000,000 shares;
        issued 1998 -- 473,597 shares; 1997 -- 475,371 shares                          94.7        95.0
     Guarantee of related ESOP debt                                                   (88.3)      (88.6)
     Common shares, $.10 par value:  authorized -- 90,000,000 shares;
        issued 1998 -- 33,630,928 shares; 1997 -- 33,631,330 shares                     3.4         3.4
     Capital in excess of par value of shares                                         135.6       131.6
     Retained earnings                                                                514.1       501.1
     Cost of common shares in treasury:  1998 -- 3,996,330 shares;
        1997 -- 4,181,807 shares                                                     (149.8)     (155.0)
     Unearned compensation                                                             (5.0)       (3.9)
     Foreign currency translation adjustments                                         (46.9)      (31.2)
                                                                                 ----------  ----------
                                                    TOTAL SHAREHOLDERS' EQUITY        457.8       452.4
                                                                                 ----------  ----------
                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  1,399.8  $  1,433.6
                                                                                 ==========  ==========




See notes to consolidated financial statements.

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                                                          Three Months Ended
                                                                                March 31,
                                                                             1998     1997
                                                                           -------  -------
OPERATING ACTIVITIES
     Net earnings                                                          $  15.5  $  18.6
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
            Depreciation                                                      16.3     16.4
            Amortization                                                       3.8      3.8
            Compensation and employee benefit plans                            2.7      2.5
            Changes in operating assets and liabilities, net of business acquisitions:
                   Accounts receivable                                        24.5    (15.6)
                   Inventories                                                (2.7)    (3.0)
                   Prepaid expenses and other                                  0.5     (1.2)
                   Accounts payable and accrued expenses                     (21.7)    (7.6)
                                                                           -------  -------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                    38.9     13.9

INVESTING ACTIVITIES
     Expenditures for property, plant and equipment                          (20.7)   (13.0)
     Proceeds from sales of long-term assets                                   1.4      6.0
     Purchases of businesses and long-term investments                         --      (0.6)
     Other, net                                                                --       1.4
                                                                           -------  -------
                  NET CASH USED IN INVESTING ACTIVITIES                      (19.3)    (6.2)

FINANCING ACTIVITIES
     Repayments under credit facilities                                       (4.3)   (17.3)
     Net short-term repayments                                                (2.4)     --
     Dividends paid                                                          (13.1)   (12.5)
     Proceeds from issuance of common shares,
        including treasury shares                                              5.0     22.4
                                                                           -------  -------
                  NET CASH USED IN FINANCING ACTIVITIES                      (14.8)    (7.4)
     Effect of exchange rate changes on cash                                  (2.3)    (1.7)
                                                                           -------  -------
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2.5     (1.4)
     Cash and Cash Equivalents at Beginning of Year                           36.9     38.2
                                                                           -------  -------
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  39.4  $  36.8
                                                                           =======  =======


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows in conformity with generally accepted accounting principles. The foregoing consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.

         The Company is required starting in 1998 to report information about comprehensive income in its annual and interim financial statements. Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," requires companies to disclose in their annual reports the total, as well as the components, of comprehensive income and in their interim reports the total amount. The Company's components of comprehensive income are net income and foreign currency translation adjustments which totaled to a loss of $0.2 million and $6.0 million for the quarters ended March 31, 1998 and 1997, respectively.

         In the fourth quarter of 1997, the Company changed its method of accounting for business process reengineering costs incurred in connection with its ongoing major project that combines business process reengineering and information technology transformation. This accounting change was mandated by the consensus position of the Financial Accounting Standards Board's Emerging Issues Task Force (Issue No. 97-13). Effective October 1, 1997, the Company's policy is that all such costs are expensed as incurred, whereas previously such costs were capitalized and amortized subsequently. In the fourth quarter of 1997, business process reengineering costs capitalized through September 30, 1997 were written off as a cumulative effect type adjustment.

Note 2 - Common Shares Reserved for Stock Plans

         At March 31, 1998, 4,994,071 and 428,119 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. An additional 352,785 Common Shares were available for purchase through payroll deductions under the terms of the Employee Stock Purchase Plan. Further, 2,633,000 Common Shares were reserved and kept available for possible conversion of the Series A ESOP Convertible preferred stock.

Note 3 - Earnings per Share

         In compliance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share," the Company has changed its method of computing earnings per share and has restated the prior year to conform to the new requirements. Basic and diluted earnings per share as calculated under Statement 128 are as follows (in millions, except per share amounts):


                                                                        Three months ended
                                                                             March 31,
Basic Earnings per Share:                                                 1998      1997
                                                                        --------  --------

         Net earnings                                                   $   15.5  $   18.6
         Effect of preferred stock dividends, net of taxes                  (1.4)     (1.4)
                                                                        --------  --------
         Net earnings available to common shareholders                  $   14.1  $   17.2
                                                                        --------  --------

     Average Common Shares outstanding - basic                              29.4      28.3
                                                                        ========  ========

     Basic Earnings per Common Share                                    $    .48  $    .61
                                                                        ========  ========

Diluted Earnings per Share:

         Net earnings                                                   $   15.5  $   18.6
         Effect of ESOP charge to operations assuming conversion of
             Series A ESOP Convertible Preferred Shares, net of taxes       (0.6)     (0.7)
                                                                        --------  --------
         Net earnings available to common shareholders                  $   14.9  $   17.9
                                                                        --------  --------

     Average Common Shares outstanding - basic                              29.4      28.3
     Effect of dilutive securities:
         Contingently issuable shares                                        0.1       0.1
         Employee stock options                                              0.3       0.5
         Assumed conversion of Series A ESOP Convertible
             Preferred Shares                                                2.6       2.7
                                                                        --------  --------
     Average Common Shares outstanding - diluted                            32.4      31.6
                                                                        --------  --------

     Diluted Earnings per Common Share                                  $    .46  $    .57
                                                                        ========  ========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

Results of Operations -- First Quarter

         Net earnings for the quarter declined to $15.5 million from $18.6 million in 1997 and diluted earnings per share decreased 19% to $0.46 from $0.57. Excluding integration expense in the first quarter of 1997, diluted earnings per share decreased 34%. The 1998 first quarter results of operations were unfavorably impacted by the relative strength of the U.S. dollar and by the economic turmoil in the Asia-Pacific region.

         First quarter net sales decreased 2% from $306.4 million in 1997 to $299.3 million in 1998. Changes in average foreign exchange rates used to translate local currency sales into U.S. dollars caused approximately a $12.5 million reduction in reported sales for the first quarter of 1998. U.S. sales increased 1% over the prior year's first quarter level, while sales outside the U.S. decreased 6% in U.S. dollars and increased 2% in local currencies. In local currencies, Canadian sales were down 4%, Latin American sales were up almost 3%, Asia-Pacific sales increased 1%, and European sales increased 5%.

         The first quarter results of operations in the Asia-Pacific region are indicative of the economic conditions in this region. First quarter U.S. dollar net sales in the region declined $4.5 million or 23% and the gross profit margin as a percent of sales dropped approximately 5%, resulting in a $2.1 million reduction in operating income compared to the first three months of 1997. The Company is unable to estimate the timing or rate of improvement of business conditions in this region, but will continue to monitor and report on this situation.

         Net sales reported by the Company's Canadian subsidiary for the first quarter of 1998 declined by $2.2 million or 9% in U.S. dollars and 4% in Canadian dollars. Weather conditions, including ice storms in Eastern Canada, during the first quarter of 1998 negatively impacted revenues in this region.

         Worldwide first quarter sales recorded by the Water Management Group global business unit declined in the mid single-digit range in U.S. dollars and in the low single-digit percentage range in local currencies. In the U.S., sales have increased slightly over last year, while non-U.S. sales have decreased in the low single-digit percentage range in local currencies.

         The combined process chemical global business units increased net sales by approximately 1% in U.S. dollars and in the mid-single digit range in local currencies. The U.S. reported a percentage increase in the low single-digit range, while units outside the U.S. reported local currency increases in the upper single-digit range. The Paper Process Group, the largest of the three process chemical groups, reported a local currency sales growth in the mid single-digit range. The Hydrocarbon Process Group reported a local currency sales percentage increase in the mid single-digit range.

     The Company's gross profit margin decreased from 60.1% of net sales in the first quarter of 1997 and 59.7% in the fourth quarter of 1997 to 59.5% in 1998. The decline is partly due to lower margins in the Asia-Pacific region principally from higher costs of raw material imported into the region.

         Selling, research and administrative expenses, as a percent of net sales, increased from 44.7% in 1997 to the current quarter's level of 48.2%. This increase is primarily due to new hiring after the first quarter of 1997 and expenses associated with the Company's ongoing information technology transformation projects.

         Integration expenses for the three months ended March 31, 1997 amounted to $6.6 million and are associated with the activities of integration teams responsible for the integration of the Dearborn business acquired on June 28, 1996. Such teams completed their activities in the first half of 1997.

         Interest expense declined $1.6 million due to a $26.7 million decline in total debt outstanding from the March 31, 1997 level. This decline is also attributable to the lower interest costs on the Company's revolving credit indebtedness as a result of the refinancing of this facility on October 20, 1997 as well as lower interest rates.

         In April 1998, the Company acquired for cash certain assets of Index Industries, a privately held performance additives company. The acquired assets and related results of operations will be included with the Company's Hydrocarbon Process Group beginning April 1, 1998. This acquisition will be accounted for using the purchase method of accounting and is not expected to have a material impact on the Company's results of operations or its capital resources and liquidity.

Capital Resources and Liquidity

         Net cash provided by operating activities increased by $25 million compared to the first quarter of 1997 mainly due to a $24.5 million decline in accounts receivable since 1997 year-end. The decline in accounts receivable is primarily attributable to the lower level of sales recorded in the 1998 first quarter compared to the $334.2 million recorded in the fourth quarter of 1997 and to ongoing efforts to reduce accounts receivable. The Company plans to continue reducing its overall level of accounts receivable and inventories.

         Capital expenditures for the first three months increased by $7.7 million over the first quarter 1997 level principally due to increased expenditures for the installation of SAP integrated systems. The Company anticipates that 1998 capital expenditures will approximate $100 million to $110 million.

         In April 1998 the Company began a commercial paper program to diversify its borrowing sources and obtain access to potentially lower interest rates. The proceeds from the issuance of $421 million of commercial paper on April 1, 1998 were used to repay U.S. borrowings outstanding under its Revolving Credit Agreement. The Company is also considering the issuance of fixed rate term debt to refinance a portion of its outstanding commercial paper. Upon the issuance of fixed rate term debt, the Company may offset a proportionate amount of outstanding interest rate swap agreements.

         The Company anticipates that present cash and cash equivalents, cash provided from operating activities and the $169 million of borrowings available under the Credit Agreement will be sufficient to fund its 1998 operating, capital expenditure, dividend and debt service cash requirements.

Impact of Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for fiscal years beginning after December 15, 1997. Statement 131 will require the Company to disclose revenues and other financial information pertaining to the business segments by which the Company is managed, as well as the factors management used to determine these segments. The Company is currently evaluating the requirements of Statement 131 to determine how to present the required information in its financial statements and expects to implement this statement in the fourth quarter of 1998.

Forward-Looking Information

         Statements contained in this report, including statements relating to the Company's expectations for anticipated growth in the future, are "forward-looking statements," as such term is defined in the Private Securities Litigation Act of 1995. Actual results could differ materially from the Company's statements in this report regarding its anticipated performance due to various factors such as foreign currency fluctuations and the impact on profitability from economic and market conditions, especially as it exists in the Asia-Pacific region, interest rate fluctuations that may impact the Company's financing plans, costs of disruptions associated with the implementation of business process reengineering and information technology transformation projects, and Year 2000 issues.


PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

         A.       Environmental

                  See the discussion under Item 3 - "Pending Legal Proceedings," Section A - Environmental, of the Registrant's Form 10-K for the fiscal year ended December 31, 1997. There have been no material changes to that item with the exception that proposed settlement of the litigation involving the Helen Kramer Landfill has been finalized, and Consent Decrees with the United States and State of New Jersey executed.

         B.       Product Liability

                  See the discussion under Item 3 - "Pending Legal Proceedings," Section B - Product Liability, of the Registrant's Form 10-K for the fiscal year ended December 31, 1997. There have been no material changes to that item.


Item 2 - Changes in Securities

         Change in Articles of Incorporation

         1.       Increase In Number of Authorized Shares of Common Stock

         On April 9, 1998, the shareholders approved an amendment to Article 5 of the Company's Restated Articles of Incorporation to increase the number of the Company's authorized shares of common stock from 90,000,000 to 250,000,000. The additional shares of common stock have rights identical to those previously authorized by the Company. Any future issuance of additional shares of common stock may, among other things, have a dilutive effect on earnings per share of common stock and on the equity and voting rights of those holding common stock at the time such shares are issued.

         The Company has a Shareholder Rights Plan to protect shareholder interests in the event that the Company is confronted by hostile acquirers. Under the terms of such Plan, each holder of shares of common stock owns purchase rights equal to the number of shares held. Each purchase right entitles the holder to purchase one additional share of the Company's common stock if there are attempts to gain control of the Company without offering fair value to the Company's shareholders.

         Changes in Company's Bylaws

         The amendments updating the Bylaws of the Company were made to give full effect to provisions of the Pennsylvania Business Corporation Law ("BCL"). The previous Bylaws of the Company were adopted by the Board of Directors in 1988, prior to the enactment of the BCL. The amendments conform the Company's Bylaws more closely with the applicable provisions of the BCL.

         2.    Liability of Directors

               On April 9, 1998, the shareholders approved an amendment to
Section 4.01(b) of the Bylaws of the Company relating to the personal liability of the Company's Directors. The amendment is designed to protect Directors from liability for monetary damages to either the Company or its shareholders for mistakes or errors of judgment made in good faith and after reasonable inquiry which, at some future date, might be considered to constitute a breach of their duty of care. Directors who breach or fail to perform the duties of their office as prescribed in the Bylaws and such breach or failure to perform constitutes self-dealing, willful misconduct or recklessness are not relieved from personal liability to the Company or the shareholders by this amendment. Additionally, those maintaining lawsuits against the Company's Directors would be able to obtain equitable remedies, such as injunctive relief, in appropriate situations.

         3. Indemnification of Directors, Officers and Other Authorized Representatives

               On April 9, 1998, the shareholders approved an amendment to
Article VII of the Bylaws of the Company relating to the indemnification of Directors, officers and other authorized representatives of the Company. This amendment provides for the mandatory indemnification of Directors, officers and authorized representatives to the full extent permitted by the Pennsylvania Business Corporation Law except where such indemnification is prohibited by law or is finally determined to constitute willful misconduct or recklessness. The amendment also provides for the mandatory advancement of expenses including attorneys' fees and disbursements to Directors, officers and authorized representatives which, under the current Bylaws, is permissive.


Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 9, 1998. Proxies were solicited by the Board of Directors of the Company ("Board") pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation of proxies in opposition to the Board's nominee for Director. Such nominee was elected. The amendment to the Restated Articles of Incorporation to increase the number of authorized shares of common stock and the amendments to
Section 4.01(b) and Article VII of the Company's Bylaws were approved by the shareholders. The firm of Ernst & Young LLP was elected as the Company's independent auditors for the year 1998.

         The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:


         Election of Directors
         ---------------------

                 Nominee                     For           Against      Abstained      Not Voted
                 -------                     ---           -------      ---------      ---------

         John G. Drosdick                 25,923,544         611,633            --      3,521,648


         Approval of Amendment to Article 5 of the Company's Restated Articles of Incorporation
         --------------------------------------------------------------------------------------

                                             For            Against      Abstained      Not Voted
                                             ---            -------      ---------      ---------

                                          19,105,877       7,303,351       125,746      3,521,851


         Approval of Proposed Amendments to the Company's Bylaws
         -------------------------------------------------------

                                             For             Against      Abstained      Not Voted
                                             ---             -------      ---------      ---------

                                          25,420,016         890,570       156,569      3,589,670


         Election of Independent Auditors
         --------------------------------

                                             For             Against      Abstained      Not Voted
                                             ---             -------      ---------      ---------

         Ernst & Young LLP                26,303,823          93,786       137,568      3,521,648


Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibit 1:  Company's Restated Articles of Incorporation

               Exhibit 2:  Company's Bylaws

         (b) A Form 8-K formally filed the Company's fourth quarter 1997 earnings release with the Commission on February 17, 1998.

               A Form 8-K, reporting the Company's adoption of a new Shareholder Rights Plan to become effective on September 19, 1998 at the expiration of the Company's current Shareholder Rights Plan, was filed with the Commission on March 9, 1998.

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



                                                   BETZDEARBORN INC.
                                                   -----------------
                                                     (Registrant)



Date:  May 15, 1998                          By:     /s/ George L. James
                                                -------------------------------
                                                       George L. James
                                                Senior Vice President - Finance



Date:  May 15, 1998                          By:    /s/ Linda R. Hansen
                                                -------------------------------
                                                      Linda R. Hansen
                                                      Vice President,
                                                 Secretary and General Counsel