Form 10-Q
period 1998-06-30
BETZDEARBORN INC
filed 1998-08-14
CIK 11884

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                       ----------------------------------

                        QUARTERLY REPORT UNDER SECTION 13

                           OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                       ----------------------------------

                         For Quarter Ended June 30, 1998
                                           -------------
                         Commission File Number: 0-2085
                                                 ------


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

           29,785,003 Common Shares outstanding as of August 7, 1998.
                                                      ---------------

BETZDEARBORN  INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)


                                                   Three Months Ended            Six Months Ended
                                                         June 30,                    June 30,
                                                  ---------------------        --------------------
                                                   1998           1997          1998          1997
                                                  ------         ------        ------        ------
Net Sales                                         $320.0         $322.4        $619.3        $628.8

Operating Costs and Expenses:
     Cost of products sold                         133.1          128.9         254.3         251.1
     Selling, research and administrative          148.4          140.7         292.6         277.7
     Integration/restructuring                        --            8.7            --          15.3
                                                  ------         ------        ------        ------
                                                   281.5          278.3         546.9         544.1

                      OPERATING EARNINGS            38.5           44.1          72.4          84.7

Other Income (Expense):
     Interest                                       (9.9)         (11.6)        (19.7)        (23.0)
     Investment and other                           (0.1)           0.2          (0.2)         (0.2)
                                                  ------         ------        ------        ------
                                                   (10.0)         (11.4)        (19.9)        (23.2)
                                                  ------         ------        ------        ------

            EARNINGS BEFORE INCOME TAXES            28.5           32.7          52.5          61.5

Income Taxes                                        10.1           11.6          18.6          21.8
                                                  ------         ------        ------        ------

                            NET EARNINGS          $ 18.4         $ 21.1        $ 33.9        $ 39.7
                                                  ======         ======        ======        ======

Net earnings per Common Share:

     Basic                                        $  .58         $  .69        $ 1.06        $ 1.30
                                                  ======         ======        ======        ======
     Diluted                                      $  .55         $  .64        $ 1.01        $ 1.21
                                                  ======         ======        ======        ======

Cash dividends declared per Common Share          $  .38         $ .375        $  .76        $  .75
                                                  ======         ======        ======        ======

Average number of Common Shares:

     Basic                                          29.5           28.6          29.4          28.5
                                                  ======         ======        ======        ======
     Diluted                                        32.3           32.0          32.4          31.8
                                                  ======         ======        ======        ======

See notes to consolidated financial statements.

BETZDEARBORN INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)


                                                                  June 30,      December 31,
                                                                    1998           1997
                                                                  ---------     ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $   22.7       $   36.9
     Trade accounts receivable, less allowances:
        1998 -- $7.0; 1997 -- $7.2                                   272.9          293.0

     Inventories:
        Finished products and goods purchased for resale              48.1           49.2
        Raw materials                                                 47.6           45.1
                                                                  --------       --------
                                                                      95.7           94.3

     Income taxes                                                     20.5           19.6
     Prepaid expenses and other                                       29.6           36.2
                                                                  --------       --------
                                    TOTAL CURRENT ASSETS             441.4          480.0


PROPERTY, PLANT AND EQUIPMENT -- at cost
     Land                                                             50.3           48.9
     Buildings                                                       194.6          199.0
     Machinery and equipment                                         578.6          562.4
     Construction in progress                                         38.6           15.8
                                                                  --------       --------
                                                                     862.1          826.1
     Less allowance for depreciation                                (453.5)        (424.3)
                                                                  --------       --------
                                                                     408.6          401.8

OTHER ASSETS
     Investments and other                                            20.9           22.8
     Goodwill -- net of accumulated amortization:
        1998 -- $23.7; 1997 -- $17.8                                 441.8          447.7
     Other intangibles -- net of accumulated amortization:
        1998 -- $10.2; 1997 -- $8.8                                   80.4           81.3
                                                                  --------       --------
                                                                     543.1          551.8
                                                                  --------       --------
                                            TOTAL ASSETS          $1,393.1       $1,433.6
                                                                  ========       ========

BETZDEARBORN INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except share amounts)


                                                                                  June 30,   December 31,
                                                                                    1998        1997
                                                                                  ---------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                                                        $   64.6    $   77.7
     Payroll and related taxes                                                         34.9        47.7
     Notes payable                                                                      4.7        26.6
     Accrued restructuring costs                                                       12.0        15.9
     Other accrued liabilities                                                         38.7        43.7
     Income taxes                                                                       6.8         7.4
     Dividends payable                                                                 11.3        11.2
     Current portion of long-term debt                                                  1.3         1.3
                                                                                   --------    --------
                                                     TOTAL CURRENT LIABILITIES        174.3       231.5

LONG-TERM DEBT -- less portion classified as current                                  680.1       678.2

OTHER LONG-TERM LIABILITIES
     Income taxes                                                                      16.4        14.3
     Employee benefit plans                                                            57.4        54.5
     Other                                                                              4.1         2.7
                                                                                   --------    --------
                                                                                       77.9        71.5
SHAREHOLDERS' EQUITY
     Preferred shares, $.10 par value: authorized 1,000,000 shares;
        issued 1998 -- 471,751 shares; 1997 -- 475,371 shares                          94.4        95.0
     Guarantee of related ESOP debt                                                   (88.0)      (88.6)
     Common shares, $.10 par value: authorized -- 250,000,000 shares;
        issued 1998 -- 33,630,831 shares; 1997 -- 33,631,330 shares                     3.4         3.4
     Capital in excess of par value of shares                                         135.8       131.6
     Retained earnings                                                                508.7       501.1
     Cost of common shares in treasury: 1998 -- 3,976,208 shares;
        1997 -- 4,181,807 shares                                                     (149.2)     (155.0)
     Unearned compensation                                                             (4.6)       (3.9)
     Foreign currency translation adjustments                                         (39.7)      (31.2)
                                                                                   --------    --------
                                                    TOTAL SHAREHOLDERS' EQUITY        460.8       452.4
                                                                                   --------    --------
                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,393.1    $1,433.6
                                                                                   ========    ========

See notes to consolidated financial statements.

BETZDEARBORN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                             ----------------
                                                                             1998        1997
                                                                             -----      -----
OPERATING ACTIVITIES
     Net earnings                                                            $33.9      $39.7
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
            Depreciation                                                      33.2       32.8
            Amortization                                                       7.9        7.5
            Compensation and employee benefit plans                            4.6        5.4
            Changes in operating assets and liabilities,
                net of business acquisitions:
                   Accounts receivable                                        17.6      (41.9)
                   Inventories                                                (2.8)      (9.0)
                   Prepaid expenses and other                                  5.1       (6.2)
                   Accounts payable and accrued expenses                     (28.7)     (16.2)
                                                                             -----      -----
                              NET CASH PROVIDED BY OPERATING ACTIVITIES       70.8       12.1

INVESTING ACTIVITIES
     Expenditures for property, plant and equipment                          (46.0)     (30.8)
     Proceeds from sales of long-term assets                                   3.2        6.0
     Purchases of businesses and long-term investments                        (3.5)       0.2
     Other, net                                                                 --       (1.0)
                                                                             -----      -----
                                  NET CASH USED IN INVESTING ACTIVITIES      (46.3)     (25.6)

FINANCING ACTIVITIES
     Borrowings under credit facilities                                        5.8        9.8
     Net short-term repayments                                               (21.8)        --
     Dividends paid                                                          (26.3)     (25.2)
     Proceeds from issuance of common shares,
        including treasury shares                                              5.4       29.5
                                                                             -----      -----
                    NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES      (36.9)      14.1

     Effect of exchange rate changes on cash                                  (1.8)      (1.6)
                                                                             -----      -----
                                  DECREASE IN CASH AND CASH EQUIVALENTS      (14.2)      (1.0)

     Cash and Cash Equivalents at Beginning of Year                           36.9       38.2
                                                                             -----      -----
                             CASH AND CASH EQUIVALENTS AT END OF PERIOD      $22.7      $37.2
                                                                             =====      =====

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, consolidated results of operations and consolidated cash flows in conformity with generally accepted accounting principles. The foregoing consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. Certain amounts in the financial statements for the year ended December 31, 1997 have been reclassified to conform with 1998 classifications.

     The Company is required starting in 1998 to report information about comprehensive income in its annual and interim financial statements. Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," requires companies to disclose in their annual reports the total, as well as the components, of comprehensive income and in their interim reports the total amount. The Company's components of comprehensive income are net income and foreign currency translation adjustments which totaled to a gain of $25.6 million and $16.5 million for the quarters ended June 30, 1998 and 1997, respectively, and a gain of $25.4 million and $10.5 million for the first six months of 1998 and 1997, respectively.

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

Note 2 - Common Shares Reserved for Stock Plans

     At June 30, 1998, 4,986,186 and 425,599 Common Shares were reserved for possible issuance pursuant to the exercise of stock options and grants under the Company's Stock Option and Incentive Plans, respectively. An additional 352,785 Common Shares were reserved for purchase through payroll deductions under the terms of the Employee Stock Purchase Plan. Further, 2,639,000 Common Shares were reserved for possible conversion of the Series A ESOP Convertible preferred stock.

Note 3 - Earnings per Share

     In compliance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share," the Company has changed its method of computing earnings per share and has restated the prior year to conform to the new requirements. Basic and diluted earnings per share as calculated under Statement 128 are as follows (in millions, except per share amounts):


                                                             Three months ended      Six months ended
                                                                   June 30,               June 30,
                                                             ------------------      ----------------
                                                              1998         1997       1998       1997
                                                             -----        -----      -----      -----
Basic Earnings per Share:
     Net earnings                                            $18.4        $21.1      $33.9      $39.7
     Effect of preferred stock dividends, net of taxes        (1.4)        (1.4)      (2.8)      (2.8)
                                                             -----        -----      -----      -----
     Net earnings available to common shareholders           $17.0        $19.7      $31.1      $36.9
                                                             =====        =====      =====      =====
   Average Common Shares outstanding - basic                  29.5         28.6       29.4       28.5
                                                             =====        =====      =====      =====
   Basic Earnings per Common Share                           $ .58        $ .69      $1.06      $1.30
                                                             =====        =====      =====      =====

Diluted Earnings per Share:
     Net earnings                                            $18.4        $21.1      $33.9      $39.7
     Effect of ESOP charge to operations assuming
         conversion of Series A ESOP Convertible
         Preferred Shares, net of taxes                       (0.8)        (0.6)      (1.4)      (1.3)
                                                             -----        -----      -----      -----
     Net earnings available to common shareholders           $17.6        $20.5      $32.5      $38.4
                                                             =====        =====      =====      =====

   Average Common Shares outstanding - basic                  29.5         28.6       29.4       28.5
   Effect of dilutive securities:
     Contingently issuable shares                              0.1          0.2        0.2        0.1
     Employee stock options                                    0.1          0.5        0.2        0.5
     Assumed conversion of Series A ESOP Convertible
         Preferred Shares                                      2.6          2.7        2.6        2.7
                                                             -----        -----      -----      -----
   Average Common Shares outstanding - diluted                32.3         32.0       32.4       31.8
                                                             =====        =====      =====      =====
   Diluted Earnings per Common Share                         $ .55        $ .64      $1.01      $1.21
                                                             =====        =====      =====      =====

Note 4 - Subsequent Event - Hercules Merger Agreement

     On July 30, 1998, the Company and Hercules Incorporated ("Hercules") announced that they had entered into an Agreement and Plan of Merger, dated as of July 30, 1998 (the "Merger Agreement"), pursuant to which a wholly owned subsidiary of Hercules would be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Hercules. In the Merger, all of the Company's Common Shares (including Company Common Shares received upon conversion of the Company's Series A ESOP Convertible Preferred Shares) would be converted into the right to receive $72 per share in cash. In addition, outstanding employee stock options would be cashed out in the Merger. As a result of the Merger, Hercules will assume all of the Company's outstanding debt, which is estimated to be approximately $700 million. The Merger is subject to certain conditions, including approval of the Merger Agreement and the Merger by the Company's shareholders, and receipt of regulatory approvals. The Merger is currently expected to be consummated in the fourth quarter of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

Introductory Note

     On July 30, 1998, the Company and Hercules Incorporated ("Hercules") announced that they had entered into an Agreement and Plan of Merger, dated as of July 30, 1998 (the "Merger Agreement"), pursuant to which a wholly owned subsidiary of Hercules would be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Hercules. In the Merger, all of the Company's Common Shares (including Company Common Shares received upon conversion of the Company's Series A ESOP Convertible Preferred Shares) would be converted into the right to receive $72 per share in cash. In addition, outstanding employee stock options would be cashed out in the Merger. As a result of the Merger, Hercules will assume all of the Company's outstanding debt, which is estimated to be approximately $700 million. The Merger is subject to certain conditions, including approval of the Merger Agreement and the Merger by the Company's shareholders, and receipt of regulatory approvals. The Merger is currently expected to be consummated in the fourth quarter of 1998.

     The following Management's Discussion and Analysis does not give effect to the proposed Merger, and, since the Company will become a subsidiary of Hercules after the Merger, it is not possible to predict the effect of the Merger on the Company's results of operations or financial condition.

Results of Operations

     Net earnings for the quarter declined to $18.4 million from $21.1 million in 1997 and diluted earnings per share decreased 14% to $0.55 from $0.64. Net earnings for the first six months of 1998 decreased $5.8 million and diluted earnings per share declined 17% to $1.01. Excluding integration expense in the second quarter of 1997, diluted earnings per share decreased 33%. First half net earnings and diluted earnings per share, excluding integration expenses, declined 32% and 34%, respectively. The 1998 second quarter and first half results of operations were unfavorably impacted by the strong U.S. dollar and by the economic turmoil in the Asia-Pacific region.

     Second quarter net sales decreased 1% from $322.4 million in 1997 to $320.0 million in 1998. Changes in average foreign exchange rates used to translate local currency sales into U.S. dollars caused approximately a $10 million reduction in reported sales for the second quarter of 1998. U.S. sales decreased 1% over the prior year's second quarter level, while sales outside the U.S. decreased 1% in U.S. dollars but increased 6% in local currencies. In local currencies, Canadian sales increased 3%, Latin American sales were up almost 14%, Asia-Pacific sales increased 4%, and European sales increased 5%.

     Net sales for the first six months of 1998 decreased 1.5% from $628.8 million in 1997 to $619.3 million in 1998. First half 1998 net sales increased approximately 2% in local currencies. Net sales within the U.S. were flat, while sales outside the U.S. declined approximately 4% in U.S. dollars, but increased approximately 4% in local currencies.

     The second quarter results of operations in the Asia-Pacific region were impacted by the economic conditions in this region. Second quarter U.S. dollar net sales in the region declined $3.7 million or 19% and the gross profit margin as a percent of sales dropped approximately 12 percentage points, resulting in a $2.2 million reduction in operating income compared to the second quarter of 1997. The Company expects to continue to be negatively impacted by business conditions in the Asia-Pacific region until there is a significant improvement in local economies. The Company is unable to estimate the timing or rate of improvement of business conditions in the Asia-Pacific region, but will continue to monitor and report on this situation.

     Worldwide second quarter sales recorded by the Water Management Group global business unit declined 1% in U.S. dollars but increased in the low single-digit percentage range in local currencies. Both U.S. and non-U.S. units recorded sales increases in the low single-digit percentage range in local currencies over the prior year. First half 1998 Water Management Group sales declined less than 3% in U.S. dollars and were essentially flat in local currencies versus the first six months of last year.

     The second quarter combined process chemical global business units net sales were flat in U.S. dollars and rose in the low-single digit range in local currencies. The U.S. reported a percentage decrease in the low single-digit range, while units outside the U.S. reported local currency increases in the low double-digit range. The Paper Process Group, the largest of the three global process chemical groups, reported a local currency sales growth in the mid single-digit range. The growth in paper process sales was partially offset by an upper single-digit local currency sales decrease experienced by the Hydrocarbon Process Group. The combined process chemicals net sales for the first half of 1998 were also flat in U.S. dollars, but rose in the mid single-digit range in local currencies.

     The Company's gross profit margin decreased from 60.0% of net sales in the second quarter of 1997 to 58.4% in 1998 and from 60.1% for the six months ended June 1997 to 58.9% for the 1998 period. These declines are partly due to lower margins in the Asia-Pacific and Latin American regions principally from higher costs of raw material imported into these regions which are the result of the stronger U.S. dollar and pound sterling. Additionally, there were higher than normal 1998 second quarter distribution costs in the U.S. and Asia. The U.S. margin was also unfavorably impacted by lower production volumes resulting in higher manufacturing variances.

     Selling, research and administrative expenses, as a percent of net sales, increased from 43.6% in 1997 to the current quarter's level of 46.3% and from 44.2% in the first half of 1997 to 47.2% in 1998. The increases are partly due to new hiring after the first quarter of 1997 and expenses associated with the Company's ongoing information technology transformation projects. For the 1998 second quarter, expenses related to the start-up of the U.S. Refinery Chemical Team and, new product introduction costs for Dianodic(TM) Plus also contributed to the higher cost level.

     Integration expenses impacted the three and six months ended June 30, 1997 and amounted to $8.7 million and $15.3 million, respectively. These were associated with the activities of integration teams responsible for the integration of the Dearborn business acquired on June 28, 1996. Such teams generally completed their activities in the first half of 1997.

     Interest expense declined $1.6 million from the second quarter of 1997 and $3.2 million on a year to date basis due, in part, to a $70 million decline in total debt outstanding from the June 30, 1997 level. The decline is also attributable to the lower interest costs on the Company's revolving credit indebtedness as a result of the refinancing of this facility on October 20, 1997 as well as lower interest rates.

     In April 1998, the Company acquired for cash certain assets of Index Industries, Inc., a privately held performance additives company. The acquired assets and related results of operations are included with the Company's Hydrocarbon Process Group beginning April 1, 1998. This acquisition will be accounted for using the purchase method of accounting and is not expected to have a material impact on the Company's results of operations or its capital resources and liquidity.

Year 2000 Disclosure

     The Company is addressing its Year 2000 exposure through cross-functional teams chartered to identify, evaluate and remediate Year 2000 noncompliant systems ("Year 2000 Program"). The latest targeted completion date for the assessment and remediation of all Company systems which could be affected by the Year 2000 is June 30, 1999 ("Target Completion Date"). At this time substantial progress has been made on the Year 2000 Program and the Company has not identified any factors which cause it to anticipate that it will not substantially complete the Year 2000 Program by the Target Completion Date. Costs of the Year 2000 Program for 1998 are anticipated to be approximately $3.5 million. The Company does not at present have an estimate of the Year 2000 Program costs for 1999, but it does not expect the costs to be material to the Company's results of operations or financial condition.

     The Company is contacting vendors and other third parties whose Year 2000 compliance may affect the operations of the Company. The Company cannot provide assurances that its operations will not be affected by the failure of such third parties to make their systems Year 2000 compliant or by the external environment in general, due to the complexity of various systems and the lack of predictability of their respective interactions and capabilities.

Euro Conversion

     On January 1, 1999 eleven of the fifteen members of the European Union ("participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. This is the first stage of a transition process which will result, no later than July 1, 2002, in the participating countries withdrawing their legacy currencies, making the euro the sole legal currency of the participating countries ("euro conversion").

     The Company's business and financial systems are expected to be able to respond to the administrative aspects of the euro conversion and the costs of making any changes to business and financial systems of the Company are not expected to be material.

     The euro conversion may stimulate cross-border competition by increasing cross-border price transparency, which could possibly make it more difficult for the Company to charge different prices for the same products on a country-by-country basis, even though the Company's costs may vary from country to country. However, a certain amount of price transparency presently exists with respect to the Company's products. Accordingly, the Company is unable at this time to determine the impact, if any, the conversion to the euro will have on the marketing or selling prices of its products.

Capital Resources and Liquidity

     Net cash provided by operating activities increased by $58.7 million compared to the first half of 1997 mainly due to a $17.6 million decline in accounts receivable since 1997 year-end compared to a $41.9 million increase in the first half of 1997. The decline in accounts receivable is primarily attributable to the lower level of sales recorded in 1998 and to ongoing efforts to reduce accounts receivable. The Company plans to continue reducing its overall level of accounts receivable and inventories.

     Capital expenditures for the first half increased by $15.2 million over the first half of 1997 level partially due to increased expenditures for the installation of SAP integrated systems. The Company anticipates that 1998 capital expenditures will approximate $100 million.

     In April 1998, the Company began a commercial paper program to diversify its borrowing sources and obtain access to potentially lower interest rates. The proceeds from the issuance of $421 million of commercial paper on April 1, 1998 were used to repay U.S. borrowings outstanding under its Revolving Credit Agreement. At June 30, 1998, net commercial paper outstanding totaled $411.6 million with maturities ranging from one day to three months. Commercial paper borrowings are classified as long-term debt since the Company has the intent and ability to maintain this level of debt more than one year.

     The Company anticipates that present cash and cash equivalents, cash provided from operating activities and the $163 million of borrowings available under the Credit Agreement will be sufficient to fund its 1998 operating, capital expenditure, dividend and debt service cash requirements.

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard on or before the beginning of its fiscal year 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

Forward-Looking Information

     This report includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management's current analysis and expectations, based on reasonable assumptions. Actual results could differ materially from the Company's statements in this report regarding its anticipated, projected or implied performance due to various factors such as foreign currency fluctuations and the impact on profitability from economic and market conditions, especially as it exists in the Asia-Pacific region, cash requirements and liquidity, interest rate fluctuations that may impact the Company's financing plans, costs of disruptions associated with the implementation of business process reengineering and information technology transformation projects, Year 2000 compliance, euro conversion issues, capital expenditures, environmental remediations and litigation costs, and the closing and impact of the Merger on operating results and capital resources.

                           PART II OTHER INFORMATION

Item 1 - Legal Proceedings

     A. Environmental

        See the discussion under Item 3 - "Pending Legal Proceedings," Section
A - Environmental, of the Company's Form 10-K for the fiscal year ended December 31, 1997. There have been no material changes to that item.

     B. Product Liability

        See the discussion under Item 3 - "Pending Legal Proceedings," Section B
- Product Liability, of the Registrant's Form 10-K for the fiscal year ended December 31, 1997. There have been no material changes to that item.

Item 6 - Exhibits and Reports on Form 8-K

(a) Listing of Exhibits:

         Exhibit
         Number         Exhibit Description
         -------        -------------------

            2.1 Agreement and Plan of Merger dated as of July 30, 1998, among Hercules Incorporated, Water Acquisition Co. and the Company(1)

            3           Conformed Restated Articles of Incorporation

           10           Form of Amendment to executive Employment Agreement(2)

           27           Financial Data Schedule

(b) Reports on Form 8-K:

     No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998

----------
(1) Included as an exhibit to the Company's Current Report on Form 8-K dated July 30, 1998, filed with the Commission on July 30, 1998, and incorporated herein by reference.

(2)  Management contract or compensation plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BETZDEARBORN INC.
                                                       (Registrant)


Date: August 14, 1998                       By: /s/ George L. James
                                                -------------------------------
                                                       George L. James
                                                Senior Vice President - Finance



Date: August 14, 1998                       By: /s/ Linda R. Hansen
                                                -------------------------------
                                                      Linda R. Hansen
                                                      Vice President,
                                                Secretary and General Counsel